Form 10-K
period 2025-12-31
PTC THERAPEUTICS, INC.
filed 2026-02-19
CIK 1070081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,350,589,128. For purposes of this calculation, shares of Common Stock held by directors and officers have been treated as shares held by affiliates.

As of February 18, 2026, the registrant had 82,774,730 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	the outcome of pricing, coverage and reimbursement negotiations with third party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	expectations with respect to Sephience for the treatment of phenylketonuria, or PKU, including commercialization and the potential achievement of sales milestones and contingent payments that we may be obligated to make;
●	our ability to maintain marketing authorization of Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in geographies in which it has approval, including the effect of the European Commission's adoption of the negative opinion from the Committee for Medicinal Products for Human Use on Translarna, and the impact of the withdrawal of the Translarna new drug application in the United States, on existing approvals;
●	the ability and willingness of individual countries within the European Union, or EU to leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna;
●	expectations with respect to our license and collaboration agreement with Novartis Pharmaceuticals Corporation, or Novartis, for votoplam for the treatment of Huntington's disease including our right to receive development, regulatory and sales milestones, profit sharing and royalty payments from Novartis, the design and expected timing of clinical trials and studies, the availability of data, and regulatory submissions and responses, including potential accelerated approval;
●	expectations with respect to vatiquinone for the treatment of Friedreich’s ataxia, including with respect to the design and expected timing of clinical trials and studies, the availability of data, and regulatory submissions and responses and potential approvals and other matters;
●	expectations with respect to Upstaza/Kebilidi for the treatment of Aromatic L-Amino Decarboxylase deficiency, including commercialization, manufacturing capabilities, and the potential achievement of sales milestones and contingent payments that we may be obligated to make;
●	our expectations with respect to the commercialization of Evrysdi® (risdiplam) under our program directed against spinal muscular atrophy in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc. and the Spinal Muscular Atrophy Foundation and our estimates regarding future revenues from the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc., including the commercialization of Tegsedi and Waylivra, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;
●	significant business effects, including the effects of industry, market, economic, political or regulatory conditions;
●	changes in tax and other laws, regulations, rates and policies;

●	the eligible patient base and commercial potential of our products and product candidates;
●	the timing and scope of our commercialization of our products and product candidates;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for our products on adequate terms, or at all;
●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the expected impact of our loss of market exclusivity for Emflaza® (deflazacort) for the treatment of Duchenne muscular dystrophy in the United States under the Orphan Drug Act of 1983;
●	our scientific approach and general development progress;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	our ability to satisfy our obligations under the terms of our lease agreements;
●	our ability to satisfy our obligations under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;

●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing and inflammation and ferroptosis programs;
●	the sufficiency of our cash resources and our ability to obtain adequate financing in the future on favorable terms or at all, for our foreseeable and unforeseeable operating expenses and capital expenditure requirements;
●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position.

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

Summary of Risk Factors

●	We may be unable to continue to execute our commercial strategy for our products, fail to obtain renewal of, or satisfy the conditions of our marketing authorization for our products;
●	Delays or failures in obtaining regulatory approval would materially impair our commercialization capabilities;
●	We may be unable to continue to commercialize Translarna for nmDMD in the EEA if individual countries in the EU do not leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. The loss of the Translarna marketing authorization in the EEA may affect future reauthorizations in other jurisdictions;
●	We may not qualify for certain specialized pathways to develop our product candidates or to seek approval;
●	We or our collaborators may experience any of a number of possible unforeseen events in connection with clinical trials related to our products and product candidates;
●	Subgroup, retrospective, post-hoc, and certain statistical analyses may not be reliable and typically will not form the basis for regulatory approval;
●	We may experience delays or difficulties in the enrollment of patients in our clinical trials;
●	We may identify serious adverse side effects during the development or further development of any product or product candidate;
●	Our products and product candidates may be difficult to manufacture;
●	Our products and product candidates may fail to achieve market acceptance in the medical community;
●	We may be unable to establish or maintain sales, marketing and distribution capabilities or enter into agreements with third parties to market, sell and distribute our products or product candidates;
●	A significant portion of our commercial sales currently occurs in territories outside of the United States which subjects us to additional business risks and laws and regulations, including those governing export restrictions and economic sanctions;
●	We face substantial competition;
●	Our products or product candidates may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives;
●	There may be future changes in legal and regulatory requirements that may materially impact our results of operations;
●	We have incurred significant losses since our inception and expect to continue to incur significant operating expenses for the foreseeable future. We may need additional funding and we may never generate profits from operations or maintain profitability;
●	We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or from collaborations or make investments in other companies or technologies that could harm our business and dilute our stockholders’ ownership;
●	Raising additional capital may dilute our stockholders’ ownership, restrict our operations or require us to relinquish rights to our technologies or product candidates;
●	We may not be able to comply with applicable laws and regulations for our products or product candidates;
●	We may not be able to obtain orphan drug exclusivity for our products or product candidates in either the United States or the EU;

●	All pharmaceutical products for which marketing authorization has been granted are subject to extensive and rigorous regulation;
●	Failure to obtain and maintain acceptable pricing and reimbursement terms for our products would delay our commercialization efforts;
●	Legislative and regulatory changes affecting the pharmaceutical industry or the healthcare system more broadly may negatively affect our business;
●	We may fail to properly allocate our resources;
●	We contract with third parties for the manufacture and distribution of our products and certain of our product candidates and these third parties may encounter issues that affect our business;
●	We rely on third parties to conduct our preclinical and clinical trials and other essential services;
●	We currently depend, and expect to continue to depend, on collaborations with third parties for the development and commercialization of some of our products and product candidates;
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security;
●	We may be subject to product liability and other civil lawsuits;
●	We may be unable to retain our key executives;
●	We may be unable to obtain or maintain patent protection for our technology and products;
●	We may become involved in lawsuits to protect or enforce our intellectual property or in connection with allegations that we are infringing on third-party intellectual property rights;
●	Without patent protection, our marketed products may face generic competition;
●	We may not obtain or maintain adequate trademark protection for our brand names;
●	Our rights to develop and commercialize Upstaza/Kebilidi are subject, in part, to the terms and conditions of licenses granted to us by others;
●	We may not have sufficient cash flow from our business to make payments on our debt; and
●	The price of our common stock may be volatile and fluctuate substantially.

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

Our Pipeline

We have a diversified therapeutic portfolio that includes several commercial products and product candidates in various stages of development, including discovery, research and clinical stages, focused on the development of new treatments for multiple therapeutic areas for rare diseases relating to neurology and metabolism. The disclosure below summarizes the status of our significant commercial products and clinical-stage programs as of the date of this report, including those with our strategic partners:

●	Global Commercial Footprint
o	SephienceTM (sepiapterin) – Sephience is our product for the treatment of adult and pediatric patients with phenylketonuria, or PKU, a rare, inherited metabolic disease, characterized by the body's inability to break down an essential amino acid called phenylalanine, or Phe, which can result in neurological and other symptoms. Through its novel dual mechanism of action, Sephience is able to effectively reduce blood Phe levels and has the potential to treat a broad range of PKU patients. Sephience is approved in the United States, European Economic Area, or EEA, Japan and additional geographies.
o	Global DMD Franchise – We have two products, TranslarnaTM (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life-threatening disorder. While Translarna previously had conditional approval in the EEA, in March 2025, the European Commission, or EC, adopted the negative opinion of the Committee of Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, to not renew the conditional marketing authorization of Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. However, the EC indicated that individual countries within the European Union, or EU, can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. Translarna has marketing authorization in additional geographies outside of the EEA, though the EC adoption of the CHMP negative opinion may affect future reauthorizations. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.
o	UpstazaTM (eladocagene exuparvovec) / KebilidiTM (eladocagene exuparvovec-tneq) – Upstaza, a gene therapy for the treatment of Aromatic L-Amino Decarboxylase, or AADC, deficiency, a rare central nervous system, or CNS, disorder is approved for the treatment of AADC deficiency for patients 18 months and older within the EEA and the United Kingdom. This gene therapy is approved and marketed with the brand name Kebilidi in the United States.
o	Tegsedi® (inotersen) and Waylivra® (volanesorsen) – We hold the rights for the commercialization of Tegsedi and Waylivra for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc., or Ionis. Tegsedi has received marketing authorization in the United States, EU, and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. Waylivra is approved in Brazil for the treatment of familial chylomicronemia syndrome, or FCS, and familial partial lipodystrophy, or FPL. Waylivra has also received marketing authorization in the EU for the treatment of FCS
o	Evrysdi® (risdiplam) – Evrysdi, a treatment for spinal muscular atrophy, or SMA, was approved by the FDA for the treatment of SMA in adults and children of all ages and by the EC for the treatment of 5q SMA in patients of all ages with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four SMN2 copies. Evrysdi has also received marketing authorization for the treatment of SMA in over 100 countries. Evrysdi is a product of our SMA program and our collaboration with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., which we refer to collectively as Roche, and the Spinal Muscular Atrophy Foundation, or SMA Foundation.

●	Diversified Development Pipeline
o	Splicing Platform – In addition to our SMA program, our splicing platform also includes votoplam, which is being developed for the treatment of Huntington’s disease, or HD. We initiated a Phase 2 study of votoplam for the treatment of HD in the first quarter of 2022, which consisted of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on votoplam biomarker effect. In September 2024, the FDA granted Fast Track designation to the votoplam program for the treatment of HD. In November 2024, we entered into a License and Collaboration Agreement with Novartis Pharmaceuticals Corporation, or Novartis, relating to our votoplam program, or the Novartis Agreement, which included related molecules. While Novartis has taken over responsibility for further development of the votoplam program, we continue to collaborate with Novartis on next steps for votoplam. In May 2025, we announced that the Phase 2 study of votoplam met its primary endpoints of blood HTT lowering and safety. The results on the full study population are consistent with the previously reported evidence of dose-dependent HTT lowering, favorable safety profile and early signals of dose-dependent clinical effect at 12 months in Stage 2 patients. In addition, at 24 months of treatment, there were continued trends of dose-dependent favorable clinical effect relative to a propensity-matched natural history cohort as well as dose-dependent neurofilament light protein, or NfL, lowering. In the fourth quarter of 2025, an End-of-Phase 2 meeting was held with FDA, and we reached alignment on design of a global Phase 3 clinical trial of votoplam, which we expect that Novartis will initiate in the first half of 2026. This trial could serve as the confirmatory study in the context of Accelerated Approval, or as a registration trial. We also expect to have results from the Phase 2 PIVOT-HD extension study of votoplam in the first half of 2026, once all participants cross the 24-month time point.
o	Inflammation and Ferroptosis Platform – Our inflammation and ferroptosis platform consists of small molecules that target key enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS and non-CNS diseases. The most advanced molecule in our inflammation and ferroptosis platform is vatiquinone. We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich’s ataxia, or FA, called MOVE-FA, in May 2023. While the trial did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In the first quarter of 2024, we met with the FDA, who expressed willingness to review a new drug application, or NDA, for vatiquinone for the treatment of FA, based on the MOVE-FA trial as well as data from the ongoing open label extension, or OLE, study following the MOVE-FA trial, potentially allowing for the submission of an NDA in late 2024. In October 2024, we announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, we submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In August 2025, the FDA issued a complete response letter related to the NDA stating that substantial evidence of efficacy was not demonstrated for vatiquinone and that an additional adequate and well-controlled study would be needed to support NDA resubmission. We met with the FDA in the fourth quarter of 2025 to discuss the vatiquinone development program. FDA suggested an additional study be conducted to support NDA resubmission. FDA stated in the meeting minutes that this study could be an open label study with a natural history control group. We plan to meet with FDA in the second quarter of 2026 to discuss the design of this new study.

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

Global Commercial Footprint

Sephience

Sephience is indicated for the treatment of adult and pediatric patients with PKU. Sephience has a novel dual mechanism of action. First, it is a natural precursor of the enzymatic co-factor BH4, a critical co-factor for phenylalanine hydroxylase (PAH), the enzyme affected in PKU. Sephience is able to serve as a more bioavailable source of intracellular BH4 than by administering BH4 itself. The second mechanism of action is Sephience’s ability to serve as an independent chaperone itself, stabilizing enzyme morphology and enhancing enzyme function. Through this dual mechanism of action, Sephience is able to effectively reduce blood Phe levels and has the potential to treat a broad range of PKU patients, including those with the most severe, non-BH4 responsive mutations.

PKU is a rare, inherited metabolic disease, characterized by the body's inability to break down Phe, an essential amino acid, which can result in neurological and other symptoms. If left untreated or poorly managed, Phe can build up to harmful levels in the body. This causes severe and irreversible disabilities, such as permanent intellectual disability, seizures, delayed development, memory loss, and behavioral and emotional problems. Newborns with PKU initially do not have any symptoms, but symptoms are usually progressive, and damage caused by toxic levels of Phe in the first few years of life is irreversible. Diagnosis of PKU usually takes place during newborn screening programs. There are an estimated 58,000 people living with PKU globally.

In June 2025, Sephience was granted marketing authorization by the EC for the treatment of children and adults living with PKU within the EEA. In July 2025, Sephience was approved by the FDA for the treatment of pediatric and adult patients living with PKU in the United States age one month and above. In December 2025, Sephience was approved by the Japanese Ministry of Health, Labor and Welfare, or MHLW, for the treatment of children and adults living with PKU in Japan, where the label includes individuals of all ages and the full spectrum of disease severity. In February 2026, Sephience was approved by ANVISA, the Brazilian health regulatory authority, for the treatment of children and adults living with PKU in Brazil. Sephience is also approved in additional geographies.

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

Because the dystrophin gene is located on the X chromosome, DMD occurs primarily in young boys, although approximately 10% of female carriers show some disease symptoms. DMD is rare, and estimates of occurrence include approximately 1 in every 3,500 live male births, according to the National Organization for Rare Diseases and approximately 1 in every 5,000 live male births according to Ryder (2017) in the European Journal of Human Genetics. We estimate that there are between approximately 10,000 to 15,000 DMD patients in the United States. Several different types of mutation in the dystrophin gene can result in DMD, including deletion, duplication and nonsense mutations. A test known as multiplex ligation-dependent probe amplification can detect large deletions and duplications, which account for approximately 75% of all mutations. However, gene sequencing is required to identify small mutations such as nonsense mutations. We estimate that nonsense mutations account for approximately 13% of cases of DMD. Without treatment, patients with DMD typically lose walking ability by their early teens, require ventilation support in their late teens, and eventually experience premature death due to heart and lung failure. Even with medical care, most people with DMD die from cardiac or respiratory failure before or during their 30s.

Marketing authorization matters

Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy

We previously had a marketing authorization for Translarna in the EEA, which had been subject to annual review and renewal by the EC following reassessment by the EMA of the benefit-risk balance of the authorization. In March 2025, the European Commission adopted the negative opinion of the CHMP to not renew the conditional marketing authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the EU can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. There is a substantial risk that as a result of the EC’s adoption of the CHMP’s negative opinion we will lose a significant portion of our ability to generate revenue from sales of Translarna in the EEA. Translarna has marketing authorization for the treatment of nmDMD in additional geographies outside the EEA.

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed an NDA for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the complete response letter. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041, which was our 18 months, placebo-controlled trial, followed by an 18 months open label extension, of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, we re-submitted the NDA in July 2024, based on the results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. Following feedback from FDA at the end of January 2026, we decided to withdraw the NDA resubmission for Translarna. Further development of Translarna for the treatment of nmDMD in the United States is not planned.

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

We have previously relied on Emflaza’s seven-year marketing exclusivity period in the United States for its approved indications under the provisions of the Orphan Drug Act of 1983, or the Orphan Drug Act, when commercializing Emflaza for the treatment of DMD in patients five years and older, which expired in February 2024. With the expiration of this orphan drug exclusivity, we have seen an increase in competition from generics, which has, and we expect will continue to have, a negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026. See “Item 1. Business-Government Regulation” for further discussion with respect to marketing protection we rely on.

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

AADC deficiency is a monogenic disorder of neurotransmitter synthesis that manifests in young children and most commonly results in profound developmental delay, often seen as complete arrest of motor development. AADC deficiency generally causes the inability to develop motor control, resulting in breathing, feeding, and swallowing problems, frequent hospitalizations, and the need for life-long care. On average, patients with AADC deficiency die in the first decade of life due to profound motor dysfunction and secondary complications such as choking, hypoxia, and pneumonia. Currently, no other treatment options are available for the underlying cause of the disorder, and care is limited to palliative options with significant burden on caregivers.

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

Tegsedi and Waylivra

In August 2018, we entered into a Collaboration and License Agreement with Akcea Therapeutics, Inc., or Akcea, a subsidiary of Ionis, for the commercialization by us of Tegsedi, Waylivra and products containing those compounds in countries in Latin America and the Caribbean, or the PTC Territory. See “Item 1. Business-Our Collaborations, License Agreements and Funding Arrangements-Tegsedi and Waylivra” below for further discussion with respect to this Collaboration and License Agreement.

Tegsedi

Tegsedi, a product of Ionis’ proprietary antisense technology, is an antisense oligonucleotide, or ASO, inhibitor of human transthyretin, or TTR, production. Tegsedi is the world’s first RNA-targeted therapeutic to treat patients with hereditary transthyretin amyloidosis, or hATTR amyloidosis. In October 2019, it received marketing authorization from ANVISA, the Brazilian health regulatory authority, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil. Our marketing authorization for Tegsedi in Brazil is subject to renewal every five years. It has also received marketing authorization in the United States and the EU for the same indication.

hATTR amyloidosis is a progressive, systemic and fatal inherited disease caused by the abnormal formation of the TTR protein and aggregation of TTR amyloid deposits in various tissues and organs throughout the body, including in peripheral nerves, heart, intestinal tract, eyes, kidneys, CNS, thyroid and bone marrow. The progressive accumulation of TTR amyloid deposits in these tissues and organs leads to sensory, motor and autonomic dysfunction often having debilitating effects on multiple aspects of a patient’s life. Patients with hATTR amyloidosis often present with a mixed phenotype and experience overlapping symptoms of polyneuropathy and cardiomyopathy.

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

Diversified Development Pipeline

Our pipeline includes a number of programs at various stages of development including votoplam and other programs from our splicing and inflammation and ferroptosis platforms. Additionally, we have ongoing clinical studies of our current commercial products for maintaining authorizations and enabling additional authorizations.

Splicing Platform

Our splicing platform focuses on the development of innovative therapies for diseases of unmet medical need that may be ameliorated through the regulation of pre-mRNA splicing.

In addition to Evrysdi and our SMA program, our splicing platform also includes votoplam, which is being developed for the treatment of HD. HD is a neurodegenerative and progressive brain disorder caused by the expansion of a triplet repeat sequence in the huntingtin gene and production of a toxic gain-of-function mutant huntingtin protein, or mHTT, resulting in uncontrolled movements and cognitive loss. There are currently no disease-modifying therapies approved to delay the onset or slow the progression of HD. We believe that there are approximately 135,000 HD patients globally. Votoplam is an orally bioavailable molecule with broad CNS and systemic distribution that has been designed to reduce huntingtin protein expression with high selectivity and specificity. We announced the results from our Phase 1 study of votoplam in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that votoplam efficiently crosses blood brain barrier at significant levels and that votoplam was well tolerated. We initiated a Phase 2 study of votoplam for the treatment of HD in the first quarter of 2022, which consisted of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on votoplam biomarker effect. In September 2024, the FDA granted Fast Track designation to the votoplam program for the treatment of HD. In May 2025, we announced that the Phase 2 study of votoplam met its primary endpoints of blood mHTT lowering and safety. The results on the full study population are consistent with the previously reported evidence of dose-dependent mHTT lowering, favorable safety profile and early signals of dose-dependent clinical effect at 12 months in Stage 2 patients. In addition, at 24 months of treatment, there were continued trends of dose-dependent favorable clinical effect relative to a propensity-matched natural history cohort as well as dose-dependent NfL lowering.

In November 2024, we entered into a License and Collaboration Agreement with Novartis Pharmaceuticals Corporation, or Novartis, relating to our votoplam program, or the Novartis Agreement, which included related molecules. While Novartis has taken over responsibility for further development of the votoplam program, we continue to collaborate with Novartis on next steps. In the fourth quarter of 2025, an End-of-Phase 2 meeting was held with FDA, and we reached alignment on design of a global Phase 3 clinical trial of votoplam, which we expect that Novartis will initiate in the first half of 2026. This trial could serve as the confirmatory study in the context of Accelerated Approval, or as a registration trial. We also expect to have results from the Phase 2 PIVOT-HD extension study of votoplam in the first half of 2026, once all participants cross the 24-month time point. For additional information, see “Item 1. Business – Our Collaborations, License Agreements and Funding Arrangements – Novartis Pharmaceuticals Corporation.”

Inflammation and Ferroptosis Platform

Our inflammation and ferroptosis platform consists of small molecule compounds that target enzymes and pathways known to regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS and non-CNS diseases. Oxidation-reduction, or redox, reactions are an essential component of the generation and regulation of energy in living systems. These reactions are regulated through a set of enzymes known as oxidoreductase enzymes that uniquely require the transfer of an electron, or a redox chemical reaction, to affect their biological activity.

One of the advanced molecules in our inflammation and ferroptosis platform is vatiquinone. Vatiquinone is a small molecule orally bioavailable compound that has been in development for inherited mitochondrial diseases and related genetic disorders of oxidative stress. Vatiquinone targets 15-lipoxygenase, a key regulator of oxidative stress, lipid-based neuro-inflammation and cell death. We are developing vatiquinone for the treatment of FA. FA is a rare and life-shortening neurodegenerative disease caused by a single defect in the FXN gene which causes reduced production of the frataxin protein. We believe that there are approximately 25,000 FA patients globally, including approximately 6,000 in the United States, of which approximately one-third are pediatric. Vatiquinone has previously been studied in FA patients in a Phase 2 trial that included a six-month placebo-controlled phase followed by an 18-month open label extension. In this trial, long-term vatiquinone treatment (18-24 months) was associated with an improvement in overall disease severity and neurological function relative to natural history. Vatiquinone has been generally well-tolerated in the clinic.

We announced topline results from our MOVE-FA trial, a registration-directed Phase 3 trial of vatiquinone in children and young adults with FA, in May 2023. While the trial did not meet its primary endpoint of statistically significant change in modified Friedreich Ataxia Rating Scale, or mFARS, score at 72 weeks in the primary analysis population, vatiquinone treatment did demonstrate significant benefit on key disease subscales and secondary endpoints. In addition, in the population of subjects that completed the study protocol, significance was reached in the mFARS endpoint and several secondary endpoints, including the upright stability subscale. Furthermore, vatiquinone was well tolerated. In the first quarter of 2024, we met with the FDA, who expressed willingness to review an NDA for vatiquinone for the treatment of FA based on the MOVE-FA trial as well as data from the ongoing open label extension study following the MOVE-FA trial. In October 2024, we announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, we submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In August 2025, the FDA issued a complete response letter related to the NDA stating that substantial evidence of efficacy was not demonstrated for vatiquinone and that an additional adequate and well-controlled study would be needed to support NDA resubmission. We met with the FDA in the fourth quarter of 2025 to discuss the vatiquinone development program. FDA suggested an additional study be conducted to support an NDA resubmission. FDA stated in the meeting minutes that this study could be an open label study with a natural history control group. We plan to meet with FDA in the second quarter of 2026 to discuss the design of this new study.

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

Inflammation and Ferroptosis

Energy production in cells is critical to their survival. On the other hand, processes that induce inflammation and oxidative stress in cells can negatively impact cell survival. Energy production takes place in a part of the cell called mitochondria. The mitochondria use the transport of electrons via chemical reactions called redox reactions in their cell membranes to produce adenosine triphosphate, or ATP, which is the central energy molecule inside cells. This process of moving electrons to produce ATP is termed electron transfer or transport. The redox reactions, however, can also cause oxidative stress. We use our expertise in energy production via electron transfer chemical reactions and in oxidative stress to develop potentially first-in-class therapeutics for unmet medical needs. Through our screening processes, we have identified multiple drug targets which we are assessing in nonclinical studies with the aim of identifying additional product candidates to take into clinical development.

Our Collaborations, License Agreements and Funding Arrangements

We currently have ongoing collaborations with Roche and the SMA Foundation for SMA, a license agreement with National Taiwan University, or NTU, for Upstaza, a collaboration and license agreement with Akcea for Tegsedi and Waylivra, a license agreement with Shiratori Pharmaceutical Co., Ltd., or Shiratori, relating to the manufacturing processes and technology for sepiapterin, and a license and collaboration agreement with Novartis for our votoplam HD program.

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

Payments and Contingent Payments.   Pursuant to the SMA License Agreement, Roche paid us an upfront non-refundable payment of $30.0 million. During the research term, which was terminated effective December 31, 2014, Roche provided us with funding, based on an agreed-upon full-time equivalent rate, for an agreed-upon number of full-time equivalent employees that we contributed to the research program. We are eligible to receive up to an aggregate of $135.0 million in payments if specified development and regulatory milestones are achieved and up to an aggregate of $325.0 million in payments if specified sales milestones are achieved. We are also entitled to tiered royalties ranging from 8% to 16% on worldwide net product sales of products developed pursuant to the collaboration. Roche’s obligation to pay us royalties will expire generally on a country-by- country basis at the latest of the expiration of the last-to-expire patent covering a product in the given country, the expiration of regulatory exclusivity for that product in such country or 10 years from the first commercial sale of that product in such country. However, the royalties payable to us may be decreased in certain circumstances. For example, the royalty rate in a particular country is reduced if the product is not protected by patents in that country and no longer entitled to regulatory exclusivity in that country. As of December 31, 2025, we have made all payments due to the SMA Foundation under our pre-existing sponsored research agreement with the SMA Foundation.

As of December 31, 2025, we had recognized a total of $310.0 million in milestone payments and $789.8 million royalties on net sales pursuant to the SMA License Agreement. As of December 31, 2025, there are no remaining development and regulatory event milestones that we can receive. The remaining potential sales milestones as of December 31, 2025 are $150.0 million upon achievement of certain sales events.

In December 2025, we entered into a second amendment, or Amendment No. 2, with Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, and Royalty Pharma plc, to the Amended and Restated Royalty Pharma Purchase Agreement, dated October 18, 2023, or the A&R Royalty Purchase Agreement, which amended and restated in its entirety the Royalty Purchase Agreement, dated as of July 17, 2020. Pursuant to Amendment No. 2, we sold to Royalty Pharma our retained right to receive sales-based royalty payments, or the Royalty, on worldwide net sales of Evrysdi and any other product developed pursuant to the SMA License Agreement under the SMA Program in exchange for $240.0 million in upfront cash consideration, and three potential additional cash purchase price payments of $20.0 million each conditioned upon receipt by Royalty Pharma of more than $347.0 million of Assigned Royalty Payments (as defined in the A&R Royalty Purchase Agreement) in respect of Calendar Year Net Sales (as defined in the A&R Royalty Purchase Agreement) arising in 2027, $363.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales arising in 2028, and $379.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales arising in 2029, respectively. The retained interest we sold Royalty Pharma pursuant to the Amendment No. 2 is equal to 9.5111% of the Royalty before the 2020 Assigned Royalty Cap (as defined in the A&R Royalty Purchase Agreement) has been met, and 16.6666% of the Royalty from and after such time as the 2020 Assigned Royalty Cap has been met. As a result of the sale, Royalty Pharma owns 100% of the Royalty and we own 0% of the Royalty.  To date, Royalty Pharma has paid to us cash consideration of $2.1 billion in exchange for 100% of the Royalty.

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

Continuing financial obligations.  We may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, with respect to collaboration products we outlicense, including Evrysdi, a specified percentage of certain payments we receive from our licensee. As discussed above, we have outlicensed rights to Roche pursuant to the SMA License Agreement. We are not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Since inception, the SMA Foundation has earned $52.5 million in royalty payments, fulfilling our obligation to make such payments, all of which has been previously paid.

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

National Taiwan University

Overview.  Pursuant to the license and technology transfer agreement, originally entered into between Agilis Biotherapeutics, Inc., or Agilis, NTU and Professor Wuh-Liang (Paul) Hwu, in December 2015, or the NTU Licensing Agreement, NTU granted to us an exclusive, perpetual license, with the right to grant sublicenses through all tiers, to research and use the intellectual property, data, chemistry, manufacturing and controls, or CMC, records, documents, confidential information, materials and know-how pertaining to the Research, including Upstaza for the treatment of AADC deficiency, under the NTU Collaboration Agreement (as defined below), or the Technology, and to develop, make, manufacture, use, sell, import and market the Technology and any other products made, invented, developed or incorporated by or with the Technology, or the Licensed Products. Subject to any regulatory delays or issues, we were obligated to research, use and develop the Technology to manufacture Licensed Products by December 23, 2025. Additionally, we were obligated to obtain marketing approval of Upstaza for the treatment of AADC deficiency, either by the FDA or by the EMA, by December 31, 2024. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA, satisfying that obligation.

Funding Obligations.  NTU received a lump sum of $100,000 upon execution of the NTU Licensing Agreement, as well as $2.0 million milestones payments based on the achievement of certain clinical and regulatory milestones, including $1.2 million that became due and payable in July 2022 upon the EC’s approval of Upstaza for the treatment of AADC deficiency. Additionally, NTU will be entitled to receive contingent payments from us based on (i) annual license maintenance fees, (ii) a low double-digit percentage royalty of annual net sales between 10% and 15% of Licensed

Products, and (iii) a percentage of sublicense revenue, ranging from low-twenties to mid-twenties. The annual license maintenance fees are non-refundable, but creditable against annual net sales payments.

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

We are also a party to collaborative research agreements with NTU, or the NTU Collaboration Agreements, that govern the collaboration between us and NTU with respect to the research and clinical trials for AADC deficiency gene therapy. NTU is responsible for performing the research and clinical trials and we are responsible for providing related funding. As of December 31, 2025, an aggregate amount of $4.7 million in funding payments has been paid to NTU pursuant to the NTU Collaboration Agreements.

Akcea, a Subsidiary of Ionis Pharmaceuticals

Overview. PTC Therapeutics International Limited, our subsidiary, entered into a Collaboration and License Agreement, or the Tegsedi-Waylivra Agreement, dated August 1, 2018 by and between us and Akcea, a subsidiary of Ionis Pharmaceuticals, Inc., for the commercialization by us of Tegsedi, Waylivra and products containing those compounds, which we refer to collectively as the Products, in countries in Latin America and the Caribbean, or the PTC Territory. We are responsible for all meetings, communications and other interactions with regulatory authorities in the PTC Territory. The activities of the parties pursuant to the Tegsedi-Waylivra Agreement is overseen by a Joint Steering Committee, composed of an equal number of representatives appointed by each of us and Akcea.

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

Payments and Contingent Payments. Under the Shiratori License Agreement, we are obligated to pay to Shiratori a low single digit percentage of annual net sales of the Sepiapterin Products in each country in the Sepiapterin Territory until the expiration of the last-to-expire Licensed Patent controlled by Shiratori covering the relevant country followed by an obligation to pay a reduced royalty rate for a specified period of time thereafter. We are also obligated to pay Shiratori certain regulatory and development milestones that are of an immaterial amount.

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

Novartis Pharmaceuticals Corporation

Overview. On November 27, 2024 we and Novartis entered into the Novartis Agreement relating to our votoplam HD program which includes related molecules. Pursuant to the Novartis Agreement, we were responsible for conducting the Phase 2A clinical trial of votoplam, which is complete, and have transitioned sponsorship of the ongoing OLE clinical trial of votoplam to Novartis. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide.

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

In addition to the upfront consideration paid to Marathon upon the closing of the Emflaza transaction, Marathon was entitled to receive contingent payments from us based on annual net sales of Emflaza, up to a specified aggregate maximum amount over the expected commercial life of the asset, subject to the terms and conditions of the Emflaza Asset Purchase Agreement. This amount was achieved during the year ended December 31, 2024. Accordingly, no future payments will be due. In 2022, we paid Marathon a single $50.0 million sales-based milestone in accordance with the Emflaza Asset Purchase Agreement.

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

As of December 31, 2025, we have paid the former equity holders of Agilis a total of $83.4 million in connection with the achievement of certain milestone-based contingent payments under the Agilis Merger Agreement. In May 2023, as part of our strategic portfolio prioritization, we decided to discontinue our preclinical and early research programs for our gene therapy platform, which included programs for FA and Angelman syndrome. As a result, we do not expect the milestones under the Agilis Merger Agreement related to FA and Angelman syndrome to be achieved, and we do not expect to pay royalties on annual net sales related to FA and Angelman syndrome. Our outstanding obligations under the Agilis Merger Agreement related to Upstaza/Kebilidi include obligations to pay up to a maximum aggregate amount of $50.0 million upon the achievement of certain net sales milestones, however the Company has determined that the probability of triggering these milestones is remote.

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

In addition to the upfront consideration paid to the Censa securityholders upon the closing of the Censa Merger, pursuant to the Censa Merger Agreement, Censa securityholders will be entitled to receive contingent payments from us based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for sepiapterin’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109 million in development and regulatory milestones for each additional indication of sepiapterin, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, including payments of $30.0 million for the first occurrence of a four consecutive calendar quarter period in which aggregate Net Sales of Product (as defined below) exceed $250.0 million, $50.0 million for the first occurrence of a four consecutive calendar quarter period in which aggregate Net Sales of Product exceed $500.0 million, and $80.0 million for the first occurrence of a four consecutive calendar quarter period in which aggregate Net Sales of Product exceed $1.0 billion, (iv) a percentage of annual net sales during specified terms, equal to  (a) 8% of annual Net Sales of Product for that portion of annual Net Sales of Product less than or equal to $250.0 million, (b) 10% of annual Net Sales of Product for that portion of annual Net Sales of Product greater than $250.0 million but less than $500.0 million and (c) 12% of annual Net Sales of Product for that portion of annual Net Sales of Product greater than $500.0 million, which we collectively refer to as the Net Sales Payments, and (v) any sublicense fees paid to us in consideration of any sublicense of Censa’s intellectual property to commercialize sepiapterin, on a country-by-country basis, which contingent payment will equal to a mid-double digit percentage of any such sublicense fees. We have paid $152.5 million in regulatory and development milestones related to Sephience, including in 2025, when we paid $25.0 million and $32.5 million in milestones to the former Censa securityholders when the EC granted marketing authorization to Sephience, and when the FDA approved Sephience for the treatment of children and adults living with PKU, respectively.

On August 5, 2025, we, certain of the former securityholders of Censa, or the Participating Rightsholders, and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC entered into a Rights Satisfaction Agreement, or the Rights Satisfaction Agreement, pursuant to which the Participating Rightsholders agreed to the cancellation and forfeiture of their rights to receive certain contingent payments from us based on worldwide annual net sales by us of products containing sepiapterin, or Net Sales of Product, under the Censa Merger Agreement in exchange for the consideration set forth in the Rights Satisfaction Agreement and further detailed below.

Pursuant to the terms of the Rights Satisfaction Agreement, the Participating Rightsholders have canceled and forfeited their rights under the Censa Merger Agreement to receive the Net Sales Payments.

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

At the Closing, based on the participation of former Censa securityholders holding approximately 90% of Censa’s equity securities prior to the consummation of the transactions contemplated by the Censa Merger Agreement, we paid an aggregate amount of Upfront Consideration in cash of $225.1 million. Additionally, we are obligated to make Additional Milestone Payments in an amount equal to approximately $90.0 million upon achievement of each of the (i) first occurrence of a three or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $3.0 billion, (ii) first occurrence of a five or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $5.0 billion, (iii) first occurrence of a seven or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $7.0 billion, (iv) first occurrence of a nine or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $9.0 billion and (v) first occurrence of an 11 or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $11.0 billion. If any additional former securityholder of Censa executes and delivers a joinder to the Rights Satisfaction Agreement and becomes a party thereto, we will pay such former securityholder an amount in cash equal to such former securityholder’s applicable pro rata share of the Upfront Consideration (less any Net Sale Payments previously received) and any Additional Milestone Payments that become payable to Participating Rightsholders under the Rights Satisfaction Agreement.

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

As of January 31, 2026, our patent portfolio included a total of 106 active U.S. patents and 53 pending U.S. non-provisional patent applications, including continuations and divisional applications, that are owned, co-owned, or exclusively in-licensed.  Our patent portfolio also includes numerous International and ex-U.S. patents and patent applications. The patent portfolio includes patents and patent applications with claims including composition of matter, pharmaceutical formulation and methods of use of our commercial products including sepiapterin, the active ingredient in the formulated product Sephience, ataluren, the active ingredient in the formulated product Translarna, and risdiplam, the active ingredient in the formulated product Evrysdi.

The patent rights relating to sepiapterin owned by us include five issued U.S. patents relating to composition of matter and methods of use, and one issued U.S. patent, exclusively licensed to us by Shiratori, relating to methods of manufacture, as well as pending U.S. patent applications. We do not license any material patent rights relating to sepiapterin to unaffiliated parties. The last issued U.S. patent relating to composition of matter is currently scheduled to expire in September of 2038. Our patent rights include granted patents or pending counterpart patent applications in a number of other jurisdictions, including certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. One issued method of use patent in Europe is currently scheduled to expire in September of 2039. We are exclusively licensed to one European patent relating to methods of manufacture of sepiapterin, which is currently scheduled to expire in May of 2033. Except as indicated above, these anticipated expiration dates are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

The patent rights relating to ataluren owned by us include 16 issued U.S. patents relating to composition of matter, methods of use, formulations, dosing regimens and methods of manufacture. We do not license any material patent rights relating to ataluren to unaffiliated parties. The issued U.S. patents relating to composition of matter expired in April 2024. Issued

U.S. patents relating to therapeutic methods of use are currently scheduled to expire in 2026 and 2027, including patent term adjustment. Our patent rights relating to ataluren include granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We own five European patents relating to composition of matter, uses, dosing regimens and methods of manufacture of ataluren. Granted European patents expired in April 2024 for those patents drawn to composition of matter, except in European jurisdictions in which supplementary protection certificates extended protection to 2029, and will expire in 2026 and 2027 for those patents drawn to dosing regimens and formulations, and in 2027 for those patents drawn to the manufacturing process. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

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

The patent rights relating to vatiquinone owned by us include 13 issued U.S. patents relating to methods of use, formulations, dosing regimens and methods of manufacture and multiple pending U.S. patent applications relating to methods of use and methods of manufacture. We do not license any material patent rights relating to vatiquinone to unaffiliated parties.  Issued U.S. patents relating to therapeutic methods of use are currently scheduled to expire in between February 2030 and May of 2032.  Our patents drawn to the manufacturing processes in the U.S. will expire in 2029, 2030, 2032 and 2036.  Our patent rights relating to vatiquinone include granted patents or pending counterpart patent applications in a number of other jurisdictions, including Canada, certain South American countries, Europe, certain Middle Eastern countries, certain African countries, certain Asian countries and certain Eurasian countries. We own 7 European patents relating to formulations, uses, dosing regimens and methods of manufacture of vatiquinone, as well as pending European patent applications relating to methods of manufacture. Granted European patents drawn to therapeutic methods of use will expire in June of 2026, the patent drawn to formulations will expire October 2029, and the patents drawn to the manufacturing processes expire between October of 2029 and July 2032. Except as indicated above, the anticipated expiration dates referred to above are without regard to potential patent term extension, patent term adjustment or other marketing exclusivities that may be available to us.

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

We exclusively in-licensed know-how and materials related to the production and use of Upstaza/Kebilidi. For a further discussion of the material agreements relating to our in-licensing of Upstaza/Kebilidi for the treatment of AADC deficiency, see “Item 1. Business-Our Collaborations, License Agreements and Funding Arrangements-National Taiwan University.” Additionally, we exclusively in-license or jointly own patent applications with claims directed to composition of matter, formulation and methods of use of other gene therapy product candidates currently in development.

Manufacturing

We do not currently own or operate functional manufacturing or distribution facilities for the production of clinical or commercial quantities of our products or product candidates or compounds that we are testing in our preclinical or clinical programs. We currently rely, and expect to continue to rely, on third parties for the manufacture, packaging, labeling and distribution of clinical and commercial supplies of our products or product candidates that we may develop, other than small amounts of compounds that we may synthesize ourselves for preclinical testing. We have personnel with manufacturing and quality experience to oversee our contract manufacturers.

The active pharmaceutical ingredients in our products and product candidates are provided by third-parties. We currently rely on two sources for the production of our raw materials and we obtain our supply of the drug substance from two third-party manufacturers for Sephience. For Translarna, we currently rely on a single source for the production of some of our raw materials and we obtain our supply of the drug substance from two third-party manufacturers. For vatiquinone we rely on one source for the production of our raw materials, and we obtain our supply of the drug substance for vatiquinone from one third-party manufacturer.

We engage two separate manufacturers to provide bulk drug product for Sephience. We engage two manufacturers to provide bulk drug product for Translarna and one manufacturer to provide bulk drug product for vatiquinone. We have a relationship with three manufacturers that are capable of providing primary and secondary packaging services for our finished commercial and clinical Translarna product.

We currently obtain our supplies of Sephience, Translarna, and most of our other products and product candidates from our third-party manufacturers pursuant to agreements that include specific supply timelines and volume expectations. If a manufacturer should become unavailable to us for any reason, we would seek to obtain supply from another manufacturer engaged by us for the applicable product or service. In the event that we were unable to procure the applicable supply from a validated manufacturer, we believe that there are a number of potential replacements for each of our outsourced services, however we likely would experience delays in our ability to supply Sephience, Translarna or vatiquinone to patients or in advancing our clinical trials while we identify and qualify replacement suppliers.

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

Sephience, Translarna and Emflaza are manufactured in reliable and reproducible synthetic processes. Our raw materials are not scarce and are readily available subject to supply chain disruptions. We currently rely on multiple sources for the production of raw materials for Sephience. We currently rely on a single source for the production of some raw materials for Translarna and Emflaza, and switching to an alternative source could, in some instances, take time and could lead to delays in manufacturing. We maintain inventories for such materials such that any delays with raw materials will not affect or delay our manufacturing. No material shortages or delays of raw materials were encountered in 2025 and no manufacturing delays are currently expected in 2026. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

We have agreements with third-party manufacturers for the long-term commercial supply of Sephience, Translarna and vatiquinone. In the event that we are unable to procure supply from a validated manufacturer, we would seek to identify and qualify replacement suppliers, however this process would likely delay our ability to supply these products to patients or advance our clinical trials. We may be unable to conclude agreements for commercial or clinical supply of these products with third-party manufacturers, or we may be unable to do so on acceptable terms.

We utilize third parties for the commercial distribution of Sephience and Emflaza, including a 3PL to warehouse Sephience and Emflaza as well as specialty pharmacies to sell and distribute Sephience and Emflaza to patients in the United States.

The specialty pharmacies provide us with third-party call center services to provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support.

We currently have contracts with multiple pharmacy and hospital distributors in the EU that distribute Sephience and Translarna for limited commercial, Named Patient/Compassionate Use and EAP programs. We have engaged with third-party logistic providers, or 3PLs, which distribute Sephience and Translarna for the majority of our commercial and EAP programs on our behalf.

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

Commercial Matters

Sales and marketing team

Our product revenue has primarily been attributable to sales of Translarna for the treatment of nmDMD in territories outside of the United States, to sales of Emflaza for the treatment of DMD in the United States, and, beginning in the second half of 2025, to sales of Sephience for the treatment of PKU. We have employees across the globe, with the largest concentrations being in the United States, Latin America and Europe.

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

Customers

During 2025, our product revenue was primarily attributable to sales of Translarna for the treatment of nmDMD, to sales of Emflaza for treatment of DMD, and to sales of Sephience for the treatment of PKU.

Sephience for the treatment of PKU, and Emflaza for treatment of DMD, are available on a commercial basis throughout the United States. We utilize five specialty pharmacies to sell and distribute each of Sephience and Emflaza to patients. The specialty pharmacies receive prescription orders for Sephience and Emflaza directly from physicians and ship Sephience and Emflaza directly to the end-user upon fulfillment of the order. As such, there is very little inventory of Sephience or Emflaza stocked. The ultimate payor for Sephience and Emflaza is typically a state health insurance program or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.

Sephience for the treatment of PKU is available on a commercial basis in the EEA and other geographies. Additionally, Translarna for the treatment of nmDMD is available on a commercial basis or via reimbursed EAP programs or similar styled programs in multiple territories outside of the United States. In some territories, orders for Sephience or Translarna are placed directly with us and in other territories we have engaged with third-party distributors. As a result, these orders are generally received from hospital and retail pharmacies and, in some cases, one of our third-party partner distributors. Our third-party distributors act as intermediaries between us and end-users and do not typically stock significant quantities of Sephience or Translarna, as the case may be. The ultimate payor for Sephience and Translarna is typically a government authority or institution or a third-party health insurer. The payment terms are generally 30 to 90 days after receipt of products.

During 2025, four of our distributors each accounted for over 10% of our net product sales. Financial information about our net product revenues and other revenues generated in the principal geographic regions in which we operate and our long-lived assets is set forth in our financial statements and in Note 15, “Segment and geographic information” to our consolidated financial statements included in this Annual Report on Form 10-K.

Sephience, Translarna and Emflaza can generally only be returned if agreed upon in writing by us and the product is not opened nor in receipt by the final user, except in the case of quality issues associated with the product. Product is generally shipped when a specific patient is approved by the applicable government or insurer and an individual prescription has been written. The right of return is eliminated as a matter of course when the product is dispensed to patients. Other than in connection with our transition to a new third-party distributor, we have never had a request for a return of a material amount of product for Sephience, Translarna or Emflaza.

In some countries, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. For example, countries may make centralized group purchase orders through regulatory bodies that are intended to cover multiple months of therapy. Any fluctuations in quarterly net product sales in these geographies resulting from these centralized group purchase orders may also be exacerbated by any delays.

Translarna for the treatment of nmDMD is currently available on a commercial basis in multiple countries outside of the United States. We consider our products to be commercially available when we are permitted to market treatment to patients. Additionally, Translarna is currently available through EAP or similar styled programs in select countries where funded named patient or cohort programs exist, both within the EEA and in other territories. These programs generally reference the UK Medicines and Healthcare products Regulatory Agency’s determinations with respect to our marketing authorization of Translarna in the UK. Generally, EAP programs allow for access to Translarna pursuant to a named patient program, under which a physician requests access to Translarna on behalf of the specific, or “named” patient or pursuant to a cohort program, which allows for a broader temporary authorization for use for nmDMD meeting the inclusion criteria. Our EAP programs are named patient or similar styled programs in all territories.

Market Access Considerations

Our future revenues from our products and any other product candidates we may develop depends largely on our ability to obtain and maintain reimbursement from governments and third-party insurers.

In the United States, we are engaged in pricing, coverage and reimbursement discussions with third-party payors, such as state and federal governments, including Medicare and Medicaid, managed care providers, private commercial insurance plans and pharmacy benefit management plans. Decisions regarding the extent of coverage and the amount of reimbursement to be provided are made on a plan-by-plan, and in some cases, on a patient-by-patient basis. Coverage and reimbursement decisions by third-party payors, including the processing and adjudication of prescriptions, may vary from weeks to several months. Certain third-party payors routinely impose additional requirements before approving reimbursement of a prescription, including prior authorization and the requirement to try another therapy first. The specialty pharmacies we utilize provide patient services programs to support product access and, when eligible, out-of-pocket assistance.

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

We have generated revenue from net sales of Upstaza/Kebilidi for the treatment of AADC deficiency in the EEA since May 2022 and the United States since November 2024. Upstaza is approved for the treatment of AADC deficiency for patients 18 months and older within the EEA and the United Kingdom, and for the treatment of children and adults in the United States, where it is marketed with the brand name Kebilidi. Our future revenues from Upstaza/Kebilidi depend largely on our ability to obtain and maintain reimbursement from governments and third-party insurers as described above.

Tegsedi for the treatment of hATTR amyloidosis and Waylivra for the treatment of FCS are currently available on a commercial basis in multiple countries outside of the United States and we have the right to commercialize these products in the PTC Territory. We have received marketing authorization from ANVISA for Tegsedi for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis in Brazil and Waylivra for the treatment of FCS and FPL in Brazil. We make commercial sales of Tegsedi for the treatment of hATTR amyloidosis in Brazil and Waylivra for the treatment of FCS and FPL in Brazil. The marketing authorizations of Tegsedi and Waylivra in Brazil are subject to renewal every five years. We have also made both Tegsedi and Waylivra available in certain countries within the PTC Territory through EAP Programs. Our ability to make Tegsedi and Waylivra available within the PTC Territory is largely dependent upon the maintenance of the marketing authorizations in the EU by the licensor.

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

The competition for our products and product candidates includes the following:

●	Sephience for PKU. Sephience faces competition from Kuvan (sapropterin dihydrochloride), including generic versions, and Palynziq (pegvaliase-pqpz), each of which is approved for the treatment of PKU. Other companies are also pursuing product candidates for the treatment of PKU, including Otsuka Pharmaceutical (JNT-517), SOM Biotech (SOM-1311), Maze Therapeutics (MZE-782) and Agios Pharmaceuticals (AG-181).
●	Translarna for nmDMD. Other than geographies where Translarna is approved or otherwise commercialized, there is currently no marketed therapy specifically for nmDMD. Santhera Pharmaceuticals has received approval of Agramee (vamorolone) in the United States for DMD patients ages 2 and up and in the EU and United Kingdom for patients ages 4 years and older. Sarepta Therapeutics has received approval of Elevidys for DMD patients 4 to 5 years of age with a confirmed mutation in the “DMD gene” in the United States and United Arab Emirates and Qatar. Sarepta Therapeutics has also received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping and Sarepta (Casimersen (SRP 4045) for the treatment of DMD in patients with exon 45 skipping. Viltepso (viltolarsen) from NS Pharma is also approved in Japan. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene, including Dyne Therapeutics (DYNE-251), Wave Life Sciences (WVE-N53), Daiichi Sankyo (DS-5141), and Nippon Shinyaku (Viltolarsen (NS-065/NCNP-01) and NS-089/NCNP-02)). Additionally, other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Solid Biosciences (SGT-003) and REGENXBIO Inc. (RGX-202).
●	Emflaza for DMD. We face competition from generic versions of Emflaza for this indication. The FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza. However, prednisone/prednisolone, which is not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. Santhera has received approval of Agramee (vamorolone), in the United States for DMD patients ages 2 and up and in the EU and United Kingdom for patients ages 4 years and older.
●	Upstaza/Kebilidi. Currently, no other treatment options are available for the underlying cause of AADC deficiency. Additionally, we are not aware of any late-stage development product candidates for AADC deficiency.
●	Waylivra for FCS. Ionis is developing Olezarsen for the treatment of FCS.
●	Waylivra for FPL. Waylivra faces competition from Myalept (metreleptin) produced by Cheisi Farmaceutica, Inc., which is currently approved in Brazil for use in generalized lipodystrophy patients. We are not aware of any late-stage development product candidates for FPL.
●	Tegsedi. Tegsedi faces competition from drugs like Onpattro (patisiran) which was launched by Alnylam Pharmaceuticals in the United States in 2018 and received approval in Brazil for the treatment of hATTR amyloidosis in 2020 as well as AMVUTTRA (vutrisiran) which Alnylam Pharmaceuticals received approval for in the United States and Brazil in 2022 for the treatment of the polyneuropathy of hATTR amyloidosis in adults. Vyndaqel (tafamids meglumine) and Vyndamax (tafamidis) are commercialized in the United States, EU and some countries in Latin America by Pfizer. Other companies are also pursuing product candidates for the treatment of ATTR Amyloidosis with polyneuropathy including BridgeBio Pharma (AG 10), Intellia Therapeutics (NTLA2001), Proclara Biosciences (NPT 189) and SOM Biotech (tolcapone).

●	Evrysdi. Evrysdi, an orally bioavailable treatment, faces competition from treatments that are not orally bioavailable, including Spinraza (nusinersen), a drug developed by Ionis and marketed by Biogen, which is approved to treat SMA, Zolgensma (onasemnogene abeparvovec), a gene therapy drug developed by AveXis, Inc., (acquired by Novartis in 2018), which is approved in the United States and Japan for the treatment of SMA in patients under two years of age and in Europe for babies and young children who weigh up to 21 kilograms, and Itvisma (onasemnogene abeparvovec-brve), an intrathecal gene therapy marketed by Novartis, which is approved in the United States for treatment of SMA in adult and pediatric patients two years of age and older with confirmed mutation in survival motor neuron 1 gene. Biogen is developing a higher dose regimen of nusinersen with potential for improved efficacy and evaluating an implantable medical device to enable subcutaneous delivery of nusinersen. Other companies are also pursuing product candidates for the treatment of SMA, including Scholar Rock (apitegromab, SRK-015), Biohaven (Taldefgrobep alfa), Roche Pharmaceuticals (RO-7204239/GYM-329), Biogen / Ionis (BIIB-115/ION-306) and NMD Pharma (NMD-670).
●	Votoplam for HD. There are currently no disease-modifying therapies approved to delay the onset or slow the progression of HD. However, uniQure (AMT-130), Roche and Ionis (tominersen), Skyhawk Therapeutics (SKY 0515), Vico Therapeutics (VO659) and Wave Life Sciences (WVE-003) are all developing product candidates for treatment of HD.
●	Vatiquinone for FA. If approved, vatiquinone could face competition from Skyclarys (omaveloxolone) from Biogen, which is approved in the United States and the EU. There are also two assets in early development: LX-2006 (Lexeo/Frataxin AAVrh10) and CTI-1601 (Larimar Therapeutics).

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

To market a new drug or biologic product in the United States, a sponsor generally must undertake the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies under the FDA’s Good Laboratory Practice, or GLP, regulations and other applicable laws or regulations;
●	submission to the FDA of an investigational new drug application, or IND, for clinical testing, which must become effective before clinical trials may begin at United States clinical trial sites;
●	approval by an independent Institutional Review Board, or IRB, and in the case of certain gene therapy studies, an Institutional Biosafety Committee, or IBC, prior to initiation and subject to continuing review;
●	completion of adequate and well-controlled clinical trials to establish safety and efficacy, in the case of a drug product candidate, or safety purity, and potency, in the case of a biologic product candidate for its intended use, performed in accordance with Good Clinical Practices, or GCP, and the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, E6 GCP guidelines. Certain gene therapy research must also be conducted in accordance with the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines;
●	development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;
●	submission and FDA acceptance of an NDA or BLA, and satisfactory completion of an FDA Advisory Committee meeting, if applicable;
●	satisfactory completion of an FDA inspection (remotely or in person) of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMPs, which require that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection (remotely or in person) of selected clinical sites and selected clinical investigators to determine GCP compliance;
●	FDA review and approval of the NDA or BLA to permit commercial marketing for particular indications for use; and
●	compliance with any post approval requirements and commitments, including Risk Evaluation and Mitigation Strategies, or REMS, and post approval studies required by the FDA.

Nonclinical Studies and IND Submission

Nonclinical tests include laboratory evaluations of product chemistry, pharmacology, stability, toxicity and product formulation, as well as animal or other nonclinical studies to assess potential safety and efficacy. In 2025, however, FDA announced a plan to reduce animal testing, with an initial focus on monoclonal antibodies. In order to begin clinical testing, a sponsor must submit an IND to the FDA, which includes, among other things, the results of the nonclinical tests, manufacturing information, analytical data, proposed clinical protocols, and any available clinical data or literature on the product candidate. Some nonclinical testing may continue after the IND is submitted. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.

Clinical Trials

Clinical trials involve the administration of an investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted in accordance with protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial and subsequent protocol amendments must be filed with the FDA as part of the IND. Sponsors will also be required to provide FDA with diversity action plans once this requirement goes into effect. In accordance with GCP requirements, all research subjects or their legally authorized representatives must provide their informed consent in writing prior to their participation in a clinical trial. Each clinical trial must be reviewed and approved by an IRB and is subject to ongoing IRB monitoring. The IRB must approve the protocol, protocol amendments, the informed consent form, and communications to study subjects before a study commences at the site. An IRB considers among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Special clinical trial ethical considerations also must be taken into account if a study involves children. In the case of certain gene therapy studies, an IBC at the local level may also review and maintain oversight over the particular study, in addition to the IRB. If the product candidate is being investigated for multiple intended indications, separate INDs may also be required. Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and the IRB and more frequently if serious adverse events or other significant safety information is found. Certain reports may also be required to be submitted to the IBC.

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

Additional kinds of data may also help support a BLA or NDA, such as patient experience data and real world evidence. Real world evidence may also be used to assist in clinical trial design or support an NDA for already approved products.  FDA also has different programs, such as for genetically targeted and variant protein targeted products and platform technologies which, if the relevant criteria are met, can help to streamline or expedite product development and approval

Concurrent with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the physical characteristics of the drug or biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and adequate stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Sponsors can also request designation of a product candidate as a ‘‘breakthrough therapy.’’ A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-

threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are eligible for intensive guidance on an efficient development program beginning as early as Phase 1 trials, a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative and cross-disciplinary review, rolling review, and the facilitation of cross-disciplinary review.

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

However, not all in vitro companion diagnostics are medical devices regulated by FDA. Specifically, FDA does not regulate in vitro companion diagnostics that meet the definition of a Laboratory Developed Test, or LDT. An LDT is generally defined to include any test developed, manufactured, and used in a single laboratory certified under the Clinical Laboratory Improvement Amendments of 1988. FDA previously attempted to regulate LDTs as medical devices through issuance of a rule, but the US District Court for the Eastern District of Texas struck down that rule in American Clinical Laboratory Association v. US Food and Drug Administration. While there remains some uncertainty around FDA’s interpretation of the district court’s opinion and what FDA believes remains within its regulatory purview, to the extent that an in vitro companion diagnostic meets the definition of an LDT, such LDT is not a medical device and does not have to comply with the FDA’s medical device requirements described herein.

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

Alternatively, product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, must submit, with the marketing application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, gathered using appropriate formulations for each applicable age group, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals or waivers of some or all of this data, as above. Orphan products are not exempt from this requirement.

The FDA will typically inspect or conduct an inspection (remotely or in person) of one or more clinical sites to assure compliance with GCP before approving an NDA or BLA. The FDA also will inspect (remotely or in person) the facility or the facilities at which the product is manufactured before the NDA or BLA is approved. The FDA will not approve the product unless cGMP compliance is satisfactory.

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

After evaluating the marketing application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete and the application is not ready for approval and describes all of the specific deficiencies that the FDA identified. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the marketing application, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. If a complete response letter is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. In 2025, FDA started publicly releasing complete response letters after issuance, for both products that eventually obtained approval and products that have not yet received approval. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. Even with submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Additional regulation for gene therapy clinical trials

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued, and continues to issue, various guidance documents regarding the development and commercialization of gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical and nonclinical assessment of gene therapies; the design and conduct of clinical trials, the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; expedited programs; and long term patient and clinical study subject follow up and regulatory reporting. The FDA also issued guidance documents that address guidance specific to the development of gene therapy products for neurodegenerative diseases and with respect to the use of human and animal derived materials. In January 2026, FDA also announced that it would be implementing a flexible approach to overseeing chemistry, manufacturing and control requirements for cell and gene therapies.  Exactly how this and other FDA policies with respect to gene therapies will be implemented, however, is developing.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians may prescribe a drug or biologic for off-label uses, manufacturers may only promote the product for the approved indications and in accordance with the approved labeling. All statements regarding products must be consistent with the FDA approved label, must be truthful and non-misleading, and must be adequately substantiated with a fair balance between product benefit claims and risks, among other requirements. This means, for example, that a manufacturer cannot make claims about the use of its marketed products or their relative benefits compared to other treatments outside of their FDA approved indications and label and without adequate comparative studies, and it would not be able to discuss or provide information on off-label uses or off-label safety benefits of such products in a promotional context. Over the last few years, the FDA has taken a number of actions in the advertising and promotional spaces, including issuing a final rule and a guidance on risk and efficacy disclosures in direct to consumer advertising, and a guidance on communication of off-label scientific information about approved products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with the laws and regulations governing advertising and promotion can have negative consequences, including FDA and other governmental authority enforcement actions. In fact, in 2025, FDA increased its enforcement activity regarding promotion and advertising, both in the areas of promotional statements to healthcare providers and direct to consumer advertising.

In addition, the distribution of prescription pharmaceutical product samples is subject to the Prescription Drug Marketing Act, or PDMA, in addition to state requirements.  Reports must also be submitted to the FDA on sample distribution. The Drug Supply Chain Security Act, or DSCSA, added sections in the FDCA that require manufacturers, repackagers, wholesale distributors, dispensers, and third-party logistics providers to take steps to identify and trace certain prescription drugs and biologics to protect against the threats of counterfeit, diverted, stolen, contaminated, or otherwise harmful products in the supply chain. The DSCSA regulates the distribution of prescription pharmaceutical drugs and biologics, requiring passage of documentation to track and trace each prescription product at the saleable unit level through the distribution system. This documentation must be transferred electronically and interoperably at the package level. Products subject to the DSCSA must only be transferred to appropriately licensed purchasers. The DSCSA also requires manufacturers and repackagers to affix or imprint a unique product identifier on product packages in both a human-readable and on a machine-readable data carrier. The DSCSA also establishes several requirements relating to the verification of product identifiers. Further, under this legislation, sponsors have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies, and provide information regarding the products that they manufacture, including the volume of drugs produced during the prior year.

Establishments may be subject to periodic, unannounced inspections (remotely or in person) by government authorities to ensure compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may take into account results of inspections performed by certain counterpart ex-U.S. regulatory agencies in assessing compliance cGMPs. The FDA has entered into international agreements with ex-U.S. agencies, including in the EU, in order to facilitate this type of information sharing.

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

Orphan drug designation.

We have received orphan drug designation from the FDA for Translarna for the treatment of nmDMD, Emflaza for the treatment of DMD, Kebilidi for the treatment of AADC deficiency, Evrysdi for the treatment of SMA, vatiquinone for the treatment of FA, sepiapterin for the treatment of hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU, and votoplam for the treatment of HD. The FDA may grant orphan drug designation to drugs and biologics intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for that product. Additionally, sponsors must present a medically plausible basis for the use of the drug for the rare disease or condition and a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits.

If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug or biologic for the same approved indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or the same drug or biologic for different indications. However, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity.

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

FDA is currently authorized to issue pediatric priority review vouchers until September 30, 2029. We may not be able to obtain rare pediatric disease designation for products in the future and may also not be able to qualify for priority review vouchers.

Hatch-Waxman Act for Drugs.

Section 505 of the FDCA describes three types of drug marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained the right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that generally has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, called the reference listed drug. Certain differences, however, between the reference listed drug and ANDA product may be permitted pursuant to a suitability petition. Certain labeling differences may also be permitted if information in the reference listed drug’s label is protected by patent or exclusivities. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical and clinical data to establish safety and efficacy. Instead, generic applications must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients to the site of action in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FDCA. Listing patents in the Orange Book that do not qualify for listing can be considered to be anticompetitive conduct. The Federal Trade Commission has sent letters to a number of companies with respect to certain patents that the agency asserted were improperly listed or inaccurate and improper listings have been the subject of court cases.

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

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there is a high degree of similarity to the reference product, notwithstanding minor differences in clinically inactive components, and that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use, route of administration, dosage form, and strength. For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In 2025, however, FDA eased the requirements for comparative efficacy studies for biosimilar products and switching studies for interchangeable products, potentially facilitating the development of these products.

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

Patent Term Restoration

If approved, drug and biologic products may also be eligible for periods of U.S. patent term restoration if an application is timely filed with the Patent and Trademark Office. If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years, and only those claims reading on the approved drug may be extended. The total patent life of the product with the extension also cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated through an equation that takes into account half of the time from the effective date of an IND to the initial submission of a complete marketing application and all the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.

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

Regulation outside the United States

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, manufacturing, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of ex-U.S. countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. And, even if regulatory approval is granted, it may be withdrawn or limited under certain circumstances or post-approval requirements may be imposed by the applicable regulatory authority. Because biologically sourced raw materials are subject to unique contamination risks, their use in either clinical trials or commercialized products may be restricted in some countries.

Regulation in the European Union

We have obtained an orphan medicinal product designation from the EC, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, for Translarna for the treatment of nmDMD, Upstaza for the treatment of AADC deficiency, Evrysdi for the treatment of SMA, vatiquinone for the treatment of FA, sepiapterin for the treatment of patients with hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU and votoplam for the treatment of HD. The EC can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and, in the event of a successful application for a centralized EU marketing authorization and confirmation that the requirements for orphan designation are maintained at the time of authorization, 10 years of EU market exclusivity. During this market exclusivity period, neither the EMA, nor the EC nor any EU member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to the authorized product. Our product candidates can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

The EC has conducted a review of the Orphan Drug Regulation together with the Paediatric Regulation. The outcome of this review is intended to guide future legislative changes and shape the EU’s pharmaceutical strategy. Political agreement on these changes was reached at the end of 2025, and once the new legislation is finalized, it is likely that the period of orphan market exclusivity will be reduced, and that there may be additional requirement to be met.

Clinical Trial Developments.  The structure and general regulation of clinical trials for both small molecule and biological medicines in the EU is similar to that in the United States. A new regulation, (EU) No.536/2014, regarding clinical trials of medicinal products for humans updated in the clinical trials regime through the creation of a uniform framework for the submission of applications and authorization of clinical trials by all interested EU member states. The regulation (which came into effect on January 31, 2022) is thus intended to facilitate cross-border cooperation through streamlining of the rules on clinical trials across the EU, including by requiring the submission of clinical trial authorization applications via a new electronic EU portal.

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

Overview of application process.  To obtain regulatory approval of a drug under the EU’s regulatory systems and authorization procedures, an applicant may submit marketing authorization applications under a centralized, decentralized, or national procedure. The centralized procedure is compulsory for certain medicinal products, including orphan medicinal products and medicinal products produced by certain biotechnological processes, and optional for certain other innovative products. The centralized procedure enables applicants to obtain a marketing authorization that is valid in all EU member states based on a single application. Under the centralized procedure, the EMA’s Committee for Human Medicinal Products, or CHMP, is required to adopt an opinion on a valid application within 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions.

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

An applicant for a marketing authorization application may request a re-examination in the event of a negative opinion, in connection with which CHMP appoints new rapporteurs. Within 60 days of receipt of the negative opinion, the applicant must submit a document explaining the basis for its request for re-examination. The CHMP has 60 days to consider the applicant’s request for re-examination. The applicant may request an oral explanation before the CHMP, which is routinely granted, following which CHMP will adopt a final opinion. A summary of the final opinion, whether positive or negative, is published by the CHMP shortly following the CHMP meeting at which the oral explanation takes place. The EMA publishes a European Public Assessment Report, or EPAR, for every medicine granted a central marketing authorization by the EC following an assessment by the CHMP, or where a decision is taken to refuse the application. EPARs are full scientific assessment reports of medicines authorized by the EMA, and the applicant is able to comment on redactions to this report before publication.

Conditional marketing authorizations.  In specific circumstances, EU legislation enables applicants to obtain a marketing authorization on a conditional basis prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for products designated as orphan medicinal products, if (1) the benefit-risk balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs, and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization will contain specific obligations to be fulfilled by the marketing authorization holder, which may include obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the benefit-risk balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. However, as part of the reassessment, the authorization may not be renewed. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization. The granting of a conditional marketing authorization will depend on the applicant’s ability to fulfill the conditions imposed within the agreed upon deadline.

Variations to conditional marketing authorizations.  After the granting of a conditional or standard marketing authorization, the marketing authorization holder may submit an application to vary the conditional or standard marketing authorization under a variation procedure. In the case of the introduction of an additional therapeutic indication, the timeframe for the variation procedure for the initial assessment of the dossier is generally 90 days (plus up to 20 days for validation).

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

Exceptional Circumstances.  Similarly, certain of our product candidates may be eligible for a marketing authorization under exceptional circumstances. Such an authorization may be granted where the applicant can demonstrate in its application that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use, because: (1) the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence; (2) in the present state of scientific knowledge, comprehensive information cannot be provided; or (3) it would be contrary to generally accepted principles of medical ethics to collect such information. Authorizations under exceptional circumstances are annually reassessed and granted subject to a requirement for the applicant to implement certain procedures, in particular, competent authority notification in the event of any safety issue. After 5 years, the authorization is renewed under exceptional circumstances for an unlimited period, unless the EMA decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.  A marketing authorization under exceptional circumstances will not be granted when a conditional marketing authorization is more appropriate. Orphan products are further eligible for approval under exceptional circumstances only if the criteria considered for the approval under exceptional circumstances are fulfilled.

Additional requirements and considerations.  As part of the application for a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the aforementioned market exclusivity period from ten to twelve years.

In the EU there is also a procedure which allows member states to authorize the distribution of an unauthorized medicinal product in response to the spread of pathogens. The UK (but no EU countries) used this procedure with two COVID-19 vaccines during December 2020. Notwithstanding the UK’s subsequent full departure from the EU, the EU provision is mirrored in UK medicines legislation.

In the EU, for a period of eight years from the notification of the grant of a marketing authorization of an innovative product (the “reference medicinal product”), competent authorities may not accept marketing authorization applications from applicants seeking to market “generic medicinal products” where such applications rely on the data in the marketing authorization dossier of the reference product. Moreover, generic medicinal products granted after this eight year period that rely on the independently generated data of the reference product may not be placed on the market for 10 years from the notification of the grant of the initial marketing authorization for that reference medicinal product. This is extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications considered to offer a significant clinical benefit in comparison with existing therapies. These periods of data and marketing protection do not prevent other companies from obtaining a marketing authorization based on their own independently generated data. Further, such periods of protection run in parallel with any orphan exclusivity that may be in place.

The data exclusivity regime is currently under review. In December 2025, the European institutions reached political agreement on wholesale amendments to the regimen intended to strike a balance between providing incentives for innovation and supporting timely patient access to medicinal products, including generic medicinal products, across the EU. This new framework will replace the regulatory data protection system with a new regime that will offer innovators variable durations of data exclusivity if certain conditions are met.  The final text of the agreement is not yet available.

If a marketing authorization is granted in the EEA for a medicinal product the marketing authorization holder is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal products that are in addition to the other conditions of the marketing authorization described above. The marketing authorization holder must, for example, comply with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post- authorization studies and additional monitoring obligations can be imposed. Other requirements relate to, for example, the manufacturing of products and active pharmaceutical ingredients in accordance with good manufacturing practice standards. Competent authorities of EU member states may conduct inspections to verify compliance with applicable requirements, and the marketing authorization holder will have to continue to expend time, money and effort to remain compliant. Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the EU. Similarly, failure to comply with the EU’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual EU member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

Off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, corrective action in relation to the non-compliance activity or materials, fines and imprisonment. These laws may further limit or restrict our promotional activities with healthcare professionals. In addition, legislation adopted at the EU level and by individual EU member states require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. Promotion of indications not covered by the SmPC is specifically prohibited.

The EMA is responsible for coordinating inspections to verify compliance with the principles of GCP, good manufacturing practice, or GMP, GLP, and good pharmacovigilance practice. These inspections are also intended to verify compliance with other aspects of the supervision of authorized medicinal products in use in the EU. The EMA coordinates any inspection by the relevant member state regulatory authority as requested by the CHMP in connection with the assessment of marketing authorization applications or matters referred to the EMA’s committees. Inspections may be routine or triggered by issues arising during the assessment of the dossier or by other information, such as previous inspection experience. Inspections usually are requested during the initial review of a marketing authorization application, but could arise post-authorization.

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

In the GCP area, inspectors grade their findings according to the following scale (with a similar scale being used for other inspection areas):

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

Early access programs

Many jurisdictions allow the supply of unauthorized medicinal products in the context of strictly regulated and exceptional EAP programs or schemes, and some countries may provide reimbursement for drugs provided in the context of such programs. In the EU, the legal basis for supply of unauthorized medicinal products, also referred to as named-patient and compassionate use programs, is set out in the EU legislation regulating the authorization, manufacture, distribution and marketing of medicinal products. Detailed regulatory requirements applicable to such supply have been adopted and implemented by EU member states in their national laws and the requirements vary across the EU. The promotion, advertising and marketing of unauthorized medicinal products is generally prohibited, and in many cases, supply of an unauthorized product may need the authorization from or notification to national competent authorities, which might not grant such authorization or approval. Obtaining authorization or approval to supply an unauthorized product in one country does not ensure that authorization or approval will be obtained in another country.

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

In some countries, particularly the countries of the EU, the pricing and reimbursement of prescription pharmaceuticals is subject to governmental control. In these countries, pricing and reimbursement negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product and there is only limited EU-level control over the decision-making autonomy of the government authorities including in relation to timing, justification and the ability to challenge such decisions. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. In some countries, governments can set conditions that must be satisfied for prices to be set at a certain value. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel distribution (arbitrage between low-priced and high- priced member states), can further reduce prices. In some countries we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product or product candidate to other available therapies in order to obtain reimbursement or pricing approval.

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

Legislators and regulators at both the federal and state level are increasingly focused on containing the cost of drugs, and there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, penalize companies that do not agree to cap prices paid for certain drugs, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule regarding the Medicaid Drug Rebate Program (MDRP), which among other things, revises the manner in which the “average manufacturer price” or AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act, or ACA. More recently, Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug (but not a product approved under the BLA process) from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. This was implemented by CMS in a final rule issued December 31, 2020. The rule also expanded the definition of products identified as “line extensions” and, in certain circumstances, required inclusion of patient copay assistance in Medicaid best price (effective January 1, 2023), thereby potentially increasing Medicaid rebates paid by manufacturers for such drugs. 340B program guidance regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017 but deferred, also went into effect on January 1, 2019.

On November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. This rule now has been rescinded, but other efforts to address the costs of pharmaceuticals have been adopted, including the Inflation Reduction Act of 2022, or the IRA. The Inflation Reduction Act of 2022 requires manufacturers of selected drugs to negotiate discounted prices with the Secretary of the Department of Health and Human Services. Failure

to reach an agreement can subject manufacturers to an excise tax or withdraw of all drug products from coverage under Medicare and Medicaid. Drug price negotiations and other program implementation measures could further be affected by change in leadership at Health and Human Services (HHS) and the Centers for Medicare and Medicaid Services (CMS) under the new administration. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

Freedom of Information Requests and Affirmative Disclosures

We are also subject, in the U.S. and many other countries, to various regulatory schemes that require disclosure of clinical trial data or allow access to our data via freedom of information requests. We have been and may, from time to time, be notified by regulators, such as the EMA or the competent authorities of EU member states that they have received a freedom of information request for documents that they hold relating to our company, including information related to our product or our product candidates. In addition, under policies recently adopted in the EU, clinical trial data submitted to the EMA in marketing authorization applications that were traditionally regarded as confidential commercial information is now subject to automatic public disclosure. Further, under the Clinical Trials Regulation 536/2014, the sponsor of an EU trial must submit a summary of the results to an EU database within a year of the end of the trial. In addition, where the trial was intended to be used for obtaining a marketing authorization the applicant must submit the clinical study report 30 days after marketing authorization has been granted, refused or withdrawn. Subject to our limited ability to review and redact a narrow sub-set of confidential commercial information, these new EU policies will result in the EMA’s public disclosure of certain of our clinical study reports, clinical trial data summaries and clinical overviews for recently completed and future marketing authorization application submissions. The move toward public disclosure of development data could adversely affect our business in many ways, including, for example, resulting in the disclosure of our confidential methodologies for development of our products, preventing us from obtaining intellectual property right protection for innovations, requiring us to allocate significant resources to prevent other companies from violating our intellectual property rights, adding even more complexity to processing health data from clinical trials consistent with applicable privacy and data protection regulations, and enabling competitors to use our data to gain approvals for their own products.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made in whole or in part under federal and state healthcare programs such as Medicare and Medicaid. This statute imposes criminal penalties and has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from prosecution, the exemptions and safe harbors for this statute are narrow, and practices that involve remuneration that may be alleged to be to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. HHS recently promulgated a regulation that is effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees. Second, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback statute discount safe harbor. The effective date of the two new safe harbors and the revision to the discount safe harbor was delayed by court order until January 1, 2023. Recent legislation further delayed implementation of the new safe harbors and the revision to the discount safe harbor until January 1, 2032.  Our practices may not always meet all of the criteria for safe harbor protection. A person or entity need not have knowledge of the statutes or the specific intent to violate it in order to have committed a violation. In addition, the government may assert as a matter of law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Federal enforcement agencies have shown increased interest under the federal Anti-Kickback Statute and the federal civil False Claims Act in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services and donations to independent charitable patient assistance programs. A number of investigations into these programs have resulted in significant civil and criminal settlements. Most states have adopted laws similar to the federal Anti-Kickback Statute, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor, including to commercial plans. Several other countries, including the United Kingdom, have enacted similar anti-bribery and anti-fraud regulations.

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

Intent to deceive or actual knowledge of falsity is not necessary to establish civil liability, which may be predicated on deliberate indifference or reckless disregard for the truth. The federal government continues to use the False Claims Act, and the accompanying threat of significant liability, in investigations against pharmaceutical and healthcare companies. These investigations have involved, for example, allegations of improper financial relationships with referral sources, providing free product to customers with the expectation that the customers would bill federal programs for the free product, as well as the promotion of products for unapproved uses and reporting false pricing information. A violation of the federal Anti-Kickback Statute is a per se violation of the civil False Claims Act. Potential liability under the federal civil False Claims Act includes treble damages and significant per claim penalties. The criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent. The majority of states also have statutes or regulations similar to the federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs.

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

The federal Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to certain payments and other transfers of value made to or at the request of covered recipients, such as, but not limited to, physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives licensed in the United States and to US teaching hospitals, as well as ownership and investment interests held by physicians and members of their immediate family. Payments made to physicians, other principal investigators and certain research institutions for research, including clinical trials, are included within the ambit of this law. Such information is made publicly available by CMS in a searchable format, with data collected in each calendar year published the following June. Failure to submit required information may result in civil monetary penalties, with increased penalties for “knowing failures,” for each payment, transfer of value or ownership or investment interest not timely and accurately reported in an annual submission. If not preempted by this federal law, several states currently require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare professionals in those states. Certain state and local laws also may prohibit various marketing-related activities, such as gift bans, require the posting of information relating to clinical studies and their outcomes, restrict a manufacturers’ use of prescriber-identifiable data, or require the registration of pharmaceutical sales representatives. In addition, certain states, such as California, Nevada, Connecticut and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes of conduct and several other states are considering similar proposals. Manufacturers that fail to comply with these state laws can face civil penalties.

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

Violations of any of these laws and other applicable healthcare fraud and abuse laws may be punishable by criminal and civil sanctions, including criminal fines, civil monetary penalties and damages, exclusion from federal healthcare programs (including Medicare and Medicaid), suspension and debarment from government contracts, refusal of orders under existing government contracts, disgorgement, corporate integrity agreements and deferred- or non-prosecution agreements, which impose, among other things, rigorous operational and monitoring requirements on companies, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect, perhaps materially, our ability to operate our business, including to commercialize, sell or distribute any drug, and our results of operations. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon directors, officers, managers and employees.

Privacy, Data Protection, and Cybersecurity Compliance

The Federal Trade Commission, or FTC, also sets expectations for taking appropriate steps to safeguard consumers’ personal information and for providing a level of privacy or security commensurate to promises made to individuals. Failure to meet these FTC standards may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies in the event of an unauthorized acquisition or mismanagement of personal health information. Enforcement by the FTC under the Federal Trade Commission Act and the Health Breach Notification Rule can result in civil penalties or enforcement actions. HIPAA also imposes obligations on certain entities with respect to safeguarding the privacy and security of certain individually identifiable health information, known as protected health information. While we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose protected health information in a manner not permitted by HIPAA. In addition, other federal laws, including federal health information privacy laws and consumer protection laws, and state laws, such as the California Consumer Privacy Act, or CCPA, may regulate the privacy and security of personal information that we maintain, many of which may differ from each other in significant ways.

The CCPA created new individual privacy rights for California consumers (as defined in the CCPA) and increased privacy and security obligations on entities handling certain personal data of consumers (e.g., requiring companies to provide detailed disclosures to consumers about such companies’ data collection, use and sharing practices). Since the CCPA was signed into law in 2018, numerous other states, including Virginia, Colorado, Utah, New Jersey, Delaware and Connecticut, have enacted similar privacy laws that may apply to personal information that we collect or maintain. Some states, like Washington State, have passed healthcare-specific privacy laws. The My Health My Data Act became effective March 31, 2024 and restricts how entities collect, use, and process “consumer health data,” defined broadly as personal information that is linked or reasonably linkable to a consumer and that identifies the consumer's health status.

State laws may be more stringent, broader in scope or offer greater individual rights with respect to health-related information or other personal information. Complying with these various state laws and regulations, which may differ from state to state, requires significant resources and may complicate our compliance efforts. Penalties for violation of any of these laws and regulations may include civil and/or criminal penalties. These regulatory changes may increase our compliance costs and potential liability, particularly in the event of a data breach. Further, additional states are in the process of enacting or will be considering the laws in the future. These state laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to processing of personal data and protected health information.

Outside of the U.S., additional privacy and data protection laws may apply to our operations. For example, the EU General Data Protection Regulation, the UK General Data Protection Regulation and related data protection, cybersecurity and e-privacy laws in the EU/EEA and the UK, collectively, the “GDPR,” the Federal Act on Data Protection of Switzerland, Japan’s Act on the Protection of Personal Information, and Brazil’s General Personal Data Protection law may apply to some or all of the clinical or other personal data obtained, transmitted, or stored from those jurisdictions. These laws require in many circumstances specific, freely given and fully informed consent to be obtained from patients or clinical study participants or other lawful bases for processing. There are also other requirements for lawful processing, including transparency obligations, data minimization requirements, data transfer restrictions and compliance obligations with individuals’ stringent rights to access their personal data and to otherwise control the processing of their personal data. There are data breach notification obligations, to supervisory authorities and to individuals, where certain risk thresholds have occurred. We are also required to undertake and document appropriate measures that ensure the confidentiality, availability, and integrity of personal data which may be challenging considering ever-growing and impactful cyber threats.  The GDPR and Swiss laws only permit transfer of personal data to countries where there is adequate protection as determined by the relevant EU/UK/Swiss governmental authorities or where other mechanisms are in place such as Standard Contractual Clauses or the EU/UK/Swiss-US Data Privacy Framework. The GDPR and other international data protection laws will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance.

The GDPR and Swiss law, among others, allow supervisory authorities to potentially impose high regulatory fines in the event of violations, for example, under the GDPR up to 4% of global annual group turnover or EUR 20 million (whichever is the higher amount). (There are similar caps in GBP under the UK GDPR).  Supervisory authorities in the EU/EEA, Switzerland and UK may potentially levy such fines directly upon on the non-compliant entity and/or on the parent company of the non-compliant entity. Supervisory authorities also possess other wide-ranging powers, including conducting unannounced inspections of our facilities and system (so-called “dawn raids”), and issuing “stop processing” orders to us. Separate from regulatory enforcement actions, individuals may bring private actions (including potentially group or representative actions) against us. There is no statutory cap set out in the GDPR on the amount of compensation or the damages which individuals may recover. Claims that we have violated individuals’ privacy and data protection rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

Human Capital Resources

As of December 31, 2025, we had 991 employees and 56 consultants and contractors. None of our U.S. based employees are represented by labor unions or covered by collective bargaining agreements, although certain international employees are covered by collective labor agreements established under local law. We consider our relationship with our employees to be good.

We believe that our growth and success is dependent on the contributions of our employees, as led by our executive officers. We focus significant attention on attracting, retaining, engaging, and further developing talented and experienced individuals to manage and support our operations. In particular, recruiting and retaining qualified scientific, clinical, manufacturing, commercial, marketing and support personnel is critical to our success. Competition for these skilled personnel is high. We believe that our strong culture of teamwork and desire to be ever better help us attract and retain employees. Our employees complete Gallup, Inc.’s Clifton Strengths talent assessment and attend related training sessions. These tools have been implemented to help our employees identify their core strengths and learn how to use these strengths to become more engaged and productive at work as well as to lead an overall more satisfying and healthier lifestyle. We have won Gallup’s Exceptional Workplace Award for strengths four times, most recently in 2025, and our Brazilian office was recognized as a “great place to work” by the Great Place to Work Institute in 2022, 2023 and 2024.

Based on external benchmarks, we offer employees a number of additional resources and tools to help in their personal and professional development, including career coaching, targeted leadership development for identified current and emerging leaders, internal and external development programs, professional assessment tools, a paid subscription to a digital on-demand career and management learning solutions platform and a wellness website through which employees may access information regarding scheduled healthy lifestyle activities, articles and other beneficial resources. To help newly hired employees, our global onboarding team conducts monthly surveys and focus groups and each newly hired employee is paired with a “buddy” to assist in their transition. Also, we require specialized leadership training for all employees responsible for managing others within our organization. We have established a center of excellence for coaching and mentoring, with 62 mentorships in place as of December 31, 2025. In 2025, we delivered more than 5,000 training hours (excluding compliance and role-specific training), offered 53 learning sessions to all employees, and 33 customized training sessions to teams. We have also delivered more than 242 coaching hours with internal coaches. Our executive team routinely reviews employee turnover throughout the organization to monitor employee satisfaction. Over the last four years, our voluntary turnover rate has been below 10%.

We believe that we provide a competitive total reward offering to our employees, with market competitive cash compensation, equity, and industry competitive company-paid benefits, including subsidized medical, and dental insurance and retirement plans, as well as group vision insurance, tuition reimbursement, and benefits and policies to support parental leave, mental health and wellness, family planning and child bonding. We have implemented a program that offers financial support and access to high quality fertility care and family forming benefits to our employees. Total rewards offerings are established by employee positions, skill levels, experience, knowledge, and geographic location. We also provide flexible work arrangements for our employees, including remote work options when practicable. In addition, to assist our employees during times of personal disasters that impact them and their families, we have established an employee relief program that is funded by our employees with corporate matches.

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

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms on a timely basis, or at all;
●	the timing, scope and outcome of commercial launches;
●	the maintenance and expansion of a commercial infrastructure capable of supporting product sales, marketing and distribution;
●	the implementation and maintenance of marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;
●	our ability or the ability of our third-party manufacturers to successfully produce commercial and clinical supply of drug on a timely basis sufficient to meet the needs of our commercial and clinical activities;
●	successful identification of eligible patients;
●	acceptance of the drug as a treatment for the approved indication by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	global trade policies;
●	a continued acceptable safety profile of the drug;
●	the costs, timing and outcome of post-marketing studies and trials required for our products;
●	protecting our rights in our intellectual property portfolio, obtaining and maintaining regulatory exclusivity and whether we are able to maintain market exclusivity periods under the Orphan Drug Act or equivalent protections in other jurisdictions;
●	whether negative results from our clinical or pre-clinical trials of a product for one indication affect the perception of such product in another indication, including with respect to determinations by regulators, including the FDA and EMA, with respect to our ongoing or future regulatory submissions for marketing authorization of our products for any indication;
●	whether we are able to maintain our existing marketing authorizations of Translarna for the treatment of nmDMD, including whether individual countries within the EU leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna, and whether the EC’s adoption of the negative opinion from the CHMP or the withdrawal of the Translarna NDA in the United States impacts other regulatory bodies;
●	our ability to complete certain FDA post-marketing requirements in connection with our marketing authorization of Kebilidi;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for our products on adequate terms;
●	our ability to successfully prepare and advance regulatory submissions for marketing authorizations for our products in additional territories and for additional or expanded indications and whether and in what timeframe we may obtain such authorizations; and
●	the ability and willingness of patients and healthcare professionals to access our products through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome.

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

In response to changes in the regulatory environment or requests from regulators, we may elect, or be obliged, to postpone a regulatory submission to include additional analyses, which could cause delays in getting our products to market and substantially increase our costs. Changes in the regulatory environment or new requests from regulators may also result in our applications for marketing approval being rejected by the applicable regulatory authorities. Securing marketing authorization also requires the submission of information about the product manufacturing process to, and inspection (remotely or in person) of manufacturing facilities by, the regulatory authorities. Changes to manufacturers, product candidate formulation, manufacturing processes and other product candidate attributes, such as the method of delivery, during product candidate development may also require additional studies to demonstrate the comparability of the product candidate using prior processes, formulation, or manufacturers, or with the prior attributes, to the product candidate using new the processes, formulation, or manufacturers, or with the new attributes.

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

We may be unable to continue to commercialize Translarna for nmDMD in the EEA if individual countries in the EU do not leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. The loss of the Translarna marketing authorization in the EEA may affect future reauthorizations in other jurisdictions.

We previously had a marketing authorization for Translarna in the EEA, which had been subject to annual review and renewal by the EC following reassessment by the EMA of the benefit-risk balance of the authorization. In March 2025, the EC adopted the opinion of the CHMP to not renew the authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the EU can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. If countries cease to leverage these mechanisms, we would lose all, or a significant portion of, our ability to generate revenue from sales of Translarna in the EEA, which would have a material adverse effect on our business, results of operations and financial condition. There is a substantial risk that as a result of the EC’s adoption of the CHMP’s negative opinion we will lose a significant portion of our ability to generate revenue from sales of Translarna in the EEA.

Additionally, the loss of the Translarna marketing authorization in the EEA may influence regulatory entities in other jurisdictions in which Translarna has been approved to reassess such approvals. For example, certain countries referenced or depended on the determination by the EMA when considering the grant of a marketing authorization. There is substantial risk that we will be unable to maintain our marketing authorizations in these countries. Even in countries where our marketing authorization is maintained, there may be an impact on pricing and reimbursement of Translarna within those countries. Any potential reassessments or scheduled renewals of our marketing authorizations or impacts to pricing and reimbursement may lead to additional regulatory costs, requirements to complete additional clinical trials, restrictions on or removal of our marketing authorizations or loss of a significant portion of our revenue for Translarna in other jurisdictions, which could have an adverse effect on our business, results of operations and financial condition.

We may use certain specialized pathways to develop our product candidates or to seek approval. We may not qualify for these pathways or such pathways may not ultimately speed the time to approval or result in product candidate approval.

In the United States, we may pursue the accelerated approval pathway for certain of our product candidates. However, the FDA may find that our product candidates do not qualify for accelerated approval. Moreover, even if we do ultimately receive accelerated approval, we would need to meet certain post approval requirements, such as completing a post-approval study confirming our product candidates’ clinical benefit that may require substantial time, effort, and funds. The FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates, by the time of approval and the FDA may, and frequently does, require that the post-approval studies be commenced before the date of approval. If this study does not confirm the product’s clinical benefit or if the study is not conducted in accordance with the FDA’s requirements, it would be subject to the risk of expedited FDA withdrawal. Additional regulatory requirements also include the pre-submission of promotional materials to the FDA, periodic reporting, and potential restrictions, such as distribution restrictions, to assure the product’s safe use. In recent years, the accelerated approval pathway has come under significant governmental and public scrutiny. Accordingly, depending on the results of our studies, the FDA may be more conservative in granting accelerated approval, may require a different study design or statistical analysis, or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed. Due to these and other uncertainties, we are unable to estimate the timing or potential for product candidates for which we may use the accelerated approval pathway or the cost or effort required to receive FDA approval. Further, even if we receive accelerated approval, there is no guarantee that we would be able to maintain such approval. For instance, our confirmatory studies may not confirm a product’s clinical benefit, in which case, the FDA could withdraw the product from the market, we may choose to voluntarily withdraw the product from the market, or we may need to conduct further studies to determine whether the product has a clinical benefit.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our products or our product candidates, including:

●	clinical trials may produce negative or inconclusive results, regulators may disagree with our interpretation of results, our studies may fail to reach the necessary level of statistical significance, or we may not be able to demonstrate that our product candidates are safe, effective, or provide an advantage over current standard of care or other therapies;
●	our clinical trials may not meet their primary endpoints. For example, for vatiquinone, the primary efficacy endpoint of change from baseline in the overall modified Friedreich’s Ataxia Rating Scale score, population did not achieve statistical significance in the Phase 3 trial (completed in May 2023);
●	there may be flaws in our clinical trials’ design that may not become apparent until the clinical trials are well advanced or regulators may not agree with the design of our studies or our analysis of the resulting data;

●	clinical trial sites or enrolled patients, as well as the resulting data, may be negatively affected by outbreaks of contagious disease, resulting in delays and disruptions in completing clinical trials, such as the delays we experienced in 2021 and 2022 in enrolling a Phase 2/3 placebo-controlled trial of vatiquinone in children with mitochondrial disease associated seizures trial as some patients were unable or hesitant to travel to clinical trial sites due to the COVID-19 pandemic. The exact impact of any contagious disease outbreak may not be fully known until the applicable trials are complete or are submitted to the applicable regulatory authorities;
●	we may be unable to enroll a sufficient number of patients in our clinical trials, the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials, not comply with trial procedures, misrepresent their eligibility, or be lost to follow-up at a higher rate than we anticipate;
●	we may enroll patients in foreign countries in which clinical sites may have less experience with studies or the disease at issue, or may use a different standard of care;
●	regulatory authorities may not accept the data generated at foreign sites or may find that such data is not sufficiently representative of the population of the approving country;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
●	regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may not authorize us or our investigators to commence or continue a clinical trial, may require additional data or studies, or may require changes to our studies, including applications and protocols;
●	we may be unable to engage trial sites and contract research organizations or they may withdraw from our studies;
●	we, regulators, institutional review boards, institutional biosafety committees, or independent ethics committees may require the suspension or termination of studies for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our products or our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application;
●	the supply or quality of our products or our product candidates or other materials necessary to conduct clinical trials of our products or our product candidates may be insufficient or inadequate;
●	regulators may require us to perform additional or unanticipated studies, develop additional manufacturing information, or make changes to our manufacturing process to obtain approval;
●	there may be changes in the applicable regulatory authorities’ approval requirements, which may render our data insufficient to obtain marketing approval;
●	the FDA or comparable regulatory authorities may disagree with our intended indications;
●	regulators may fail to approve or subsequently find fault with the manufacturing processes or facilities for clinical and future commercial supplies;
●	the FDA or comparable regulatory authorities may take longer than we anticipate to make a decision on our product candidates; or
●	we may decide to abandon the development of a product candidate or development program.

These risks may be increased for product candidates intended for the treatment of diseases for which there is little clinical experience, where we are using new endpoints or methodologies, or where the product candidates are new or novel. For example, there are no marketed therapies approved to treat the underlying cause of HD and there is limited clinical trial experience with respect to drugs to treat HD and other diseases that we are studying or have studied. As a result, the design and conduct of clinical trials for these diseases, particularly for drugs to address the underlying nonsense mutations causing these diseases in some subsets of patients, is subject to increased risk. Furthermore, because gene therapy products are a relatively new development, less is known about such products and product candidates and, accordingly there is an increased risk that such products may not perform as expected. Regulatory review agencies and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval studies, limitations or restrictions.

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

The manufacture of drugs, and especially biologic and gene therapy products is technically complex, requires extreme precision to meet specification requirements and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events, even if seemingly minimal, may delay the availability of material for clinical studies and commercial product. For example, given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce our gene therapy product on schedule and could, therefore, harm our results of operations and cause reputational damage.

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

The degree of market acceptance of our products or product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages, as well as cost effectiveness compared to alternative treatments;
●	the prevalence and severity of any side effects, as well as perceived safety;
●	limitations or warnings contained in, as well as permitted claims based on the product’s approved labeling;
●	whether patients may be ineligible to receive a particular product or whether a particular product, especially in the case of gene therapies, may preclude future treatments;
●	distribution and use restrictions imposed by the FDA or other regulatory agencies, or which we voluntarily implement;

●	the ability to offer our products or product candidates for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies. For example, gene therapy remains a novel technology and Upstaza/Kebilidi must be administered directly to the brain via a surgery and public perception may be influenced by claims that gene therapy is unsafe, which may cause gene therapy to not gain acceptance by the public or the medical community;
●	the convenience and ease of administration compared to alternative treatments;
●	the strength of marketing and distribution support;
●	sufficient third-party coverage or reimbursement and, where applicable, our ability to obtain pricing approvals which is separate from the marketing authorization process;
●	adverse publicity about our and our competitors’ products or product candidates or favorable publicity about competitive products or product candidates. For example, earlier gene therapy trials conducted by other organizations have led to several well-publicized adverse events, including cases of leukemia, immune- and complement-mediated adverse events, and death seen in other such organizations’ trials using vectors;
●	the results of studies of the product in other indications or similar products; and
●	any restrictions on concomitant use of other medications.

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

In the United States, third-party payers, including government payers such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. Expensive specialty drugs in particular are often subject to restriction. The Medicare and Medicaid programs increasingly are used as models for how private payers and government payers develop their coverage and reimbursement policies. We cannot be assured that Medicare or Medicaid will cover our product candidates that may be approved or provide reimbursement without restriction and at adequate levels to realize a sufficient return on our investment. Our rebate payments may increase or our prices be adjusted under value-based purchasing arrangements based on evidence-based measures or outcomes-based measures for a patient or beneficiary based on use of our drug. Additionally, policymakers and federal agencies, including the Centers for Medicare & Medicaid Innovation, have signaled interest in testing or advancing new drug pricing models—such as so-called “most favored nation” or international reference pricing approaches—that would tie United States reimbursement levels to prices in foreign markets. Any such initiatives, if implemented, could reduce reimbursement for certain products, exert downward pricing pressure, and materially affect our business and financial results. Moreover, reimbursement agencies in the EU may be more conservative than CMS. It is difficult to predict what third-party payers will decide with respect to the coverage and reimbursement for our products for which we obtain marketing approval. Additionally, within Europe, each country has its own reimbursement regime employing various health technology assessment, or HTA, approaches to assess the cost-effectiveness of the product (for example, in the United Kingdom a HTA assessment is conducted by NICE) which may significantly affect the effective access to the market. While there is increased harmonization of this process as a result of Regulation 2021/2282 on HTAs, variation remains.

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

If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products or product candidates. Factors that may materially affect our efforts to commercialize our products include:

●	our ability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	our ability to monitor the legal and regulatory compliance of sales and marketing personnel;
●	an inability to secure adequate coverage and reimbursement by government and private health plans;
●	reduced realization on government sales from mandatory discounts, rebates and fees, and from price concessions to private health plans and pharmacy benefit managers necessitated by competition for access to managed formularies;
●	the clinical indications for which the products are approved and the claims that we may make for the products;
●	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
●	any distribution and use restrictions imposed by the FDA or other regulatory agencies or to which we agree as part of a mandatory REMS or voluntary risk management plan;
●	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
●	our ability to implement third-party marketing and distribution relationships on favorable terms, or at all, in territories where we do not pursue direct commercialization;
●	the ability of our commercial team to obtain access to or persuade adequate numbers of physicians to prescribe our current or any future products;

●	the lack of complementary products to be offered by our commercial team, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent commercial organization.

Any of these factors, individually or as a group, if not resolved in a favorable manner may have a material adverse effect on our business and results of operations. Similar risks apply in those territories where any of our products are available on a reimbursed basis under an EAP program.

A significant portion of our commercial sales currently occurs in territories outside of the United States which subjects us to additional business risks that could adversely affect our revenue and results of operations.

We commercialize Sephience, Translarna, Upstaza, Tegsedi and Waylivra outside of the United States. We have operations in multiple European countries, Latin America, Japan and other territories. We expect that we will continue to expand our international operations in the future, including in emerging growth markets, pending successful completion of the applicable regulatory processes. International operations inherently subject us to a number of risks and uncertainties, including:

●	political, regulatory, compliance and economic developments that could restrict our ability to manufacture, market and sell our products, including the Russia-Ukraine conflict and related sanctions that have been imposed by various countries in response thereto;
●	financial risks such as longer payment cycles, difficulty collecting accounts receivable, potentially high inflation rates, sustained high interest rates and exposure to fluctuations in foreign currency exchange rates;
●	difficulty in staffing and managing international operations;
●	potentially negative consequences from changes in or interpretations of tax laws;
●	changes in international medical reimbursement policies and programs;
●	unexpected changes in healthcare policies of ex-U.S. jurisdictions;
●	trade protection measures, including import or export licensing requirements and tariffs;
●	our ability to develop relationships with qualified local distributors and trading companies;
●	political and economic instability in particular ex-U.S. economies and markets, in particular in emerging markets, for example in Brazil;
●	diminished protection of intellectual property in some countries outside of the United States;
●	differing labor regulations and business practices;
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the U.S., UK or similar local anti-bribery regulations; and
●	various effects and responsive measures relating to outbreaks of contagious disease.

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

Furthermore, in some countries, orders for named patient sales may be for multiple months of therapy, which can lead to an unevenness in orders which could result in significant fluctuations in quarterly net product sales. Other factors may also contribute to fluctuations in quarterly net product sales including a product’s availability in any particular territory, government actions, economic pressures, political unrest and other factors. Net product sales are impacted by factors such as the timing of decisions by regulatory authorities and our ability to successfully negotiate favorable pricing and reimbursement processes on a timely basis in the countries in which we have or may obtain regulatory approval, including the United States, EEA and other territories.

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

Many countries, including the United States, restrict the export or import of products to or from certain countries through, for example, bans, sanction programs, and embargoes. Such restrictions may preclude us from supplying products or generating revenue in certain countries or may require an export license prior to the export of the controlled item. Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Furthermore, if we, or third parties acting on our behalf, do not comply with these restrictions, we may be subject to substantial civil and criminal penalties and suspension or debarment from government contracting.

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

Sephience faces competition from Kuvan (sapropterin dihydrochloride), including generic versions, and Palynziq (pegvaliase-pqpz), each of which is approved for the treatment of PKU. Other companies are also pursuing product candidates for the treatment of PKU, including Otsuka Pharmaceutical (JNT-517), SOM Biotech (SOM-1311), Maze Therapeutics (MZE-782) and Agios Pharmaceuticals (AG-181).

Other than geographies where Translarna is approved or otherwise commercialized, there is currently no marketed therapy specifically for nmDMD. Santhera Pharmaceuticals has received approval of Agramee (vamorolone) in the United States for DMD patients ages 2 and up and in the EU and United Kingdom for patients ages 4 years and older. Sarepta Therapeutics has received approval of Elevidys for DMD patients 4 to 5 years of age with a confirmed mutation in the “DMD gene” in the United States and United Arab Emirates and Qatar. Sarepta Therapeutics has also received approval in the United States for two treatments (Exondys 51 (eteplirsen) and Vyondys 53 (golodirsen)) addressing the underlying cause of disease for different mutations in the DMD gene. Additionally, the FDA granted accelerated approval to Viltepso (viltolarsen) from NS Pharma for the treatment of DMD in patients with exon 53 skipping and Sarepta (Casimersen (SRP 4045) for the treatment of DMD in patients with exon 45 skipping. Viltepso (viltolarsen) from NS Pharma is also approved in Japan. Other biopharmaceutical companies are developing treatments addressing the underlying cause of disease for different mutations in the DMD gene, including, Dyne Therapeutics (DYNE-251), Wave Life Sciences (WVE-N53), Daiichi Sankyo (DS 5141)), and Nippon Shinyaku (Viltolarsen (NS 065/NCNP 01) and NS 089/NCNP 02)). Additionally, other pharmaceutical companies are developing micro dystrophin gene therapies for patients with DMD regardless of genotype, including Solid Biosciences (SGT 003) and REGENXBIO Inc. (RGX-202).

We face competition from generic versions of Emflaza for DMD. Although the FDA has not approved a corticosteroid specifically for DMD in the United States other than Emflaza, we face competition in the United States in the DMD market from prednisone/prednisolone, which, while not approved for DMD in the United States, is generically available and has been prescribed off label for DMD patients. Santhera has received approval of Agramee (vamorolone), in the United States for DMD patients ages 2 and up and in the European Union and United Kingdom for patients ages 4 years and older.

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

Sephience and Emflaza are also eligible for reimbursement under the Medicare Part D program. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs. Part D prescription drug formularies are required to include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain, and payment of Medicare Coverage Gap discounts may further reduce realization on Part D drugs. In 2020, CMS also relaxed Part D coverage requirements to give plans more leverage in negotiating their formularies.

With respect to drugs eligible for reimbursement under Medicare Part B, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nations payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita Gross Domestic Product-adjusted (GDP-adjusted) price of any non-U.S. member country of the Organisation for Economic Co-operation and Development (OECD) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. This rule now has been rescinded but other measures, including the Inflation Reduction Act of 2022, or IRA, have been enacted to address the costs of pharmaceuticals. The Inflation Reduction Act of 2022 requires manufacturers of selected drugs to negotiate discounted prices with the Secretary of the Department of Health and Human Services (HHS). Failure to reach an agreement can subject manufacturers to an excise tax or withdraw of all drug products from coverage under Medicare and Medicaid. Drug price negotiations and other program implementation measures could potentially be affected by the change in leadership at Health and Human Services and the Centers for Medicare and Medicaid Services (CMS) under the new administration. Such rules and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

In addition, U.S. private health insurers often rely upon Medicare coverage policies and payment limitations in setting their own coverage and reimbursement policies. Any such coverage or payment limitations may result in a similar reduction in payments from non-governmental payors. Payment by private payors is also subject to payor-determined coverage and reimbursement policies that vary considerably and are subject to change without notice. We expect that coverage and reimbursement of Sephience and Emflaza in the United States will vary from commercial payor to commercial payor. Many commercial payors, such as managed care plans, manage access to prescription drugs partly to control costs to their plans, and may use drug formularies and medical policies to limit their exposure. Exclusion from policies can directly reduce product usage in the payor’s patient population and may negatively impact utilization in other payor plans, as well.

There has been recent negative publicity and increasing legislative and public scrutiny around pharmaceutical drug pricing in the U.S., in particular with respect to orphan drugs and specifically with respect to Emflaza. Moreover, U.S. government authorities and third-party payors are increasingly attempting to limit or regulate drug prices and reimbursement, often with particular focus on orphan drugs. For example, certain drugs with an orphan designation may become subject to price negotiations under the IRA. These dynamics may give rise to heightened attention and potential negative reactions to pricing decisions for Sephience and Emflaza and products for which we may receive regulatory approval in the future, possibly limiting our ability to generate revenue and attain profitability.

Moreover, in 2017, the U.S. Congress modified and amended certain provisions of the 2010 U.S. healthcare reform legislation (the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as the Affordable Care Act), which impacts coverage and reimbursement for healthcare items and services covered by the federal and state healthcare programs as well as plans in the private health insurance market. The so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017. Legal challenges to the Affordable Care Act continue to arise and there may be future efforts to modify, repeal, or otherwise invalidate all, or certain provisions of the Affordable Care Act. We cannot assure that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Additionally, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Failure of the Joint Select Committee on Deficit Reduction to reach required deficit reduction goals triggered the legislation’s automatic reduction to several government programs. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. However, pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions were suspended through the end of March 2022 and from April 2022 through June 2022, a 1% cut was in effect, with the full 2% cut remaining thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidates are prescribed or used.

In the EU, reference pricing systems and other measures may lead to cost containment and reduced prices with respect to Sephience for the treatment of PKU, Translarna for the treatment of nmDMD, Upstaza for the treatment of AADC deficiency and other product candidates that might receive marketing authorization in the future. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our product or any of our product candidates that may receive marketing authorization, or a reduction in coverage for payment rates for our product or any such product candidates, could have a material adverse effect on our business, results of operations and financial condition. In addition, in the EU, an authorized trader, such as a wholesaler, can purchase a medicine in one EU member state and obtain a license to import the product into another EU member state. This process is called “parallel distribution”. As a result, a purchaser in one EU member state may seek to import Sephience from another EU member state where Sephience is sold at a lower price. This could have a negative impact on our business, financial condition, results of operations and growth.

Similarly, sales of Sephience, Emflaza or our other products in the United States could also be reduced if they, or products similar to them, are imported into the United States from lower-priced markets, whether legally or illegally. For example, in the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Mexico and Canada. In October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. Certain states have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Florida received approval for its SIP from the FDA. Further, on November 30, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The effective date of the new safe harbors and the revision to the discount safe harbor was delayed by court order until January 1, 2023. Recent legislation further delayed implementation of the new safe harbors and the revision to the discount safe harbor until January 1, 2032.

There may be future and have been changes in legal and regulatory requirements that may materially impact our results of operation.

Changes in legal and regulatory requirements may introduce new risks into our operations and future prospects, which we are not able to currently anticipate. By example, changes taking place in the United States associated with the current federal administration, as well as changes in legal standards, including the reduced level of judicial deference due to administrative agencies following a 2024 Supreme Court decision, may introduce uncertainties with respect to our current and future operations and our future likelihood of success. New federal or state laws or regulations may be, and have been, passed, or laws and regulations may be, and have been, enforced differently than they were before, which may expose us to additional legal and regulatory risk or uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in the FDA’s approval standards that could impact our ability to obtain product approval and market our product candidates within the currently anticipated timeframes or otherwise impact the competitive market for our product candidates. Such changes may necessitate the conduct of additional development work, including preclinical and clinical trials, and manufacturing development. By example, for products intended for rare and serious diseases with unmet medical needs, the FDA is authorized to exercise regulatory flexibility when making a medical risk-benefit judgment. It is possible that whether and how the FDA exercises any regulatory flexibility in any particular case, including with respect to specialized pathways, such as accelerated approval, may change, which could impact our ability to obtain product approval. Further, legal and regulatory changes may impact how we may market and sell our products in the future, if they are approved, as well as how they are reimbursed. Moreover, there could be changes in the federal workforce, including reductions in force that took place in 2025, and agency policies that may result in regulatory delays, including with respect to the FDA’s review of marketing applications and other submissions, and that may impact the ability to communicate with and obtain guidance from the agencies. We cannot predict the exact nature of any changes that may take place or whether and how they may impact our business and results of operation.

Moreover, the ability of FDA to review and approve products may be impacted by a number of different factors, including its budget and funding, the ability to hire and retain key personnel, the ability to accept user fees, and other regulatory and policy changes. Any disruptions at the FDA may slow the time to approval of a new drug or may otherwise impact our ability to obtain guidance from and interact with the agency.  For instance, in recent years, the U.S. government has experienced shutdowns. Should there be a prolonged government shutdown, it could significantly impact the ability of FDA to review or slow FDA in its review of any of our submissions or applications, which could have a materially adverse impact on our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future. We may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. As of December 31, 2025, we had an accumulated deficit of $2,964.2 million. We have financed our operations to date primarily through the private offerings of convertible senior notes, public and “at the market offerings” of common stock, proceeds from royalty purchase agreements, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We have historically relied on revenue generated from net sales of Translarna for the treatment of nmDMD in territories outside of the United States since 2014, Emflaza for the treatment of DMD in the United States since 2017, Upstaza/Kebilidi for the treatment of AADC deficiency in the EEA and U.S. since 2022 and 2025, respectively, and Sephience for the treatment of PKU since 2025. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement under our SMA program and revenue generated from net sales of Tegsedi and Waylivra in Latin America and the Caribbean, and license revenues related to performance obligations already completed pursuant to the Novartis Agreement. Based on our current commercial, research and development plans, we expect to continue to incur significant operating expenses for the foreseeable future, which we anticipate will be partially offset by revenues generated from the sale of our products and our collaboration and royalty revenues. We may continue to generate operating losses through 2026 and, while we anticipate that operating losses generated in future periods should decline versus prior periods, we may never generate profits from operations or maintain profitability. The net losses we incur may fluctuate significantly from period to period. There is a substantial risk that as a result of the EC’s adoption of the CHMP’s negative opinion we will lose a significant portion of our ability to generate revenue from sales of Translarna in the EEA.

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

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America, Japan and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications.

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

With respect to our outstanding 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. Additionally, the notes are currently convertible and will mature and become due and payable on September 15, 2026 unless earlier redeemed or converted.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations that we assumed through our acquisitions and collaborations;
●	execute our commercialization strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;
●	are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance our products or product candidates in the United States or elsewhere;
●	are required to take other steps to maintain our current marketing authorizations for Translarna for the treatment of nmDMD in geographies where it has approval;
●	initiate or continue the research and development of our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

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

Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including:

●	commercializing and marketing all of our products and product candidates;
●	negotiating, securing, and maintaining adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;

●	successfully completing any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	expanding the territories in which we are approved to market our products;
●	successfully advancing our other programs and collaborations, including our splicing and inflammation and ferroptosis programs as well as studies in our products for additional indications;
●	maintaining a global commercial infrastructure, including the sales, marketing and distribution capabilities to effectively market and sell our products and product candidates throughout the world;
●	implementing marketing and distribution relationships with third parties in territories where we do not pursue direct commercialization;
●	identifying patients eligible for treatment with our products and product candidates;
●	successfully developing or commercializing any product candidate or product that we may in-license or acquire;
●	protecting our rights to our intellectual property portfolio related to our products and product candidates; and
●	contracting for the manufacture and distribution of commercial quantities of our products and product candidates.

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

Our future capital requirements will depend on many factors, including:

●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to commercialize Sephience for the treatment of PKU in the jurisdictions in which it is approved;
●	the ability and willingness of individual countries within the EU to leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna.
●	our plans for vatiquinone, including with respect to the expected timing of clinical trials and studies, availability of data, regulatory submissions and responses, meetings with regulatory agencies, and other matters;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;
●	unexpected decreases in revenue or increase in expenses resulting from potential widespread outbreaks of contagious disease;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization;
●	the costs, timing and outcome of regulatory review of our splicing and inflammation and ferroptosis programs and Sephience, Translarna and Upstaza in other territories;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;

●	the timing and scope of any potential future growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and inflammation and ferroptosis programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our inflammation and ferroptosis platform and Censa and our licensing of Tegsedi and Waylivra; and
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation and our collaboration with Novartis, and our ability to obtain research funding and achieve milestones under these agreements.

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

Moreover, our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. We generated taxable income that is subject to income tax in 2025, but continue to maintain NOLs from previous years that will be carried forward.

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

The IRA was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition of stock by the publicly traded corporation (or certain of its affiliates) from a stockholder of the corporation in exchange for money or other property (other than stock of the corporation itself), subject to certain exceptions. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework.

Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. We have obtained orphan drug designations from the FDA and the EMA for Sephience for the treatment of patients with hyperphenylalaninemia, including hyperphenylalaninemia caused by PKU, Translarna for the treatment of nmDMD, Upstaza/Kebilidi for the treatment of AADC, Evrysdi for the treatment of SMA, and vatiquinone for the treatment of FA. The FDA has also granted an orphan drug designation to Emflaza for the treatment of DMD. We may also seek orphan drug designation and exclusivity for other product candidates, if we believe that the product candidate may qualify. We, however, may not be able to obtain orphan drug designation in the future for any of our other product candidates and, even if we obtain designation, we may ultimately not be able to obtain orphan drug exclusivity. Obtaining orphan drug exclusivity, both in the United States and the EU, may be important to a product candidate’s future success.

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

In the EU, if an orphan designated product subsequently receives the first marketing authorization for the indication for which it has received such a designation, the product is entitled to 10 years of market exclusivity, which, subject to certain exceptions, precludes the EMA from accepting another marketing application for a similar medicinal product, even if the new marketing application relies on independently generated data submitted as part of a full marketing authorization application dossier. The EU exclusivity period can be reduced to six years, at the end of the fifth year, if a drug no longer meets the criteria for orphan drug designation, including if the drug is sufficiently profitable so that market exclusivity is no longer justified. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to the orphan product. In this context, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. Product candidates can also lose orphan designation, and the related benefits, prior to obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met. The EC has conducted a review of the Orphan Drug Regulation together with the Paediatric Regulation and political agreement on the new regime was reached in December 2025. While the text is not yet available, the duration of orphan exclusivity is likely to be reduced, and there are likely to be additional criteria to be met.

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

For certain of our products, periods of orphan drug exclusivity are important. For instance, for Emflaza, we have previously relied on non-patent market exclusivity periods under the Orphan Drug Act to commercialize Emflaza in the United States. Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. With the expiration of this orphan drug exclusivity, we have seen an increase in competition from generic versions of Emflaza for this indication, which are generally priced less than Emflaza. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026. Healthcare providers may also substitute the generic version(s) of Emflaza for patients two years of age to five, despite the fact that the generic version(s) will not be approved for such indication until after June 2026.

The respective orphan designation and exclusivity frameworks in the United States and in the EU are subject to change, and any such changes may affect our ability to obtain, or the impact of obtaining, United States or EU orphan designations in the future.

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

We, our products and product candidates, our operations, our facilities, our suppliers and our contract manufacturers, distributors, contract research organizations, clinical trial sites and contract testing laboratories are subject to extensive regulation by governmental authorities in the United States, the EEA, and other territories, with regulations differing from country to country.

We are not permitted to market our product candidates in the United States, the EEA, or other territories until we have received requisite regulatory approvals. In order to receive and maintain such approvals, and to be compliant with regulatory authority requirements, we and our third-party service providers must comply on a continuous basis with a broad array of regulations and requirements. Depending on the stage of product development and whether a product is approved these requirements may relate to establishment registration and product listing, the payment of user fees, manufacturing processes, risk management measures, quality and pharmacovigilance systems (including reporting of manufacturing deviations and adverse events), pre- and post-approval clinical and pre-clinical data and study conduct, labeling, packaging, advertising, marketing and promotional activities (including product sampling), record keeping, distribution, storage, and import and export of pharmaceutical products. Any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn. For example, our marketing authorization for Translarna for the treatment of nmDMD in the EEA was subject to annual review and renewal by the EC following reassessment by the EMA of the benefit-risk balance of the authorization, as well as the specific obligation to conduct and report the results of Study 041. In March 2025, the EC adopted the opinion of the CHMP to not renew the authorization of Translarna for the treatment of nmDMD, resulting in Translarna no longer having marketing authorization in the EEA. We now must rely on individual countries to leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna.

After approving a drug, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. Requirements for additional clinical trials and studies to confirm safety and effectiveness may be imposed as a condition of marketing approval. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, as well as REMS, and the agency has the power to require changes in labeling or to prevent further marketing and distribution of a product. For example, we were obligated to perform certain FDA post-marketing requirements in connection with our marketing authorization for Emflaza in the United States, including clinical safety studies. Additionally, in certain geographies, marketing authorizations for our products may be subject to renewal. There is no guarantee that we will be able to complete our post-marketing obligations in accordance with the established timetables. Failure to complete the required studies in accordance with the established timetables or failure to provide the requisite periodic reports on the status of post-marketing studies in the absence of good cause could result in an enforcement action. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing and distribution.

Regulatory authorities conduct ongoing reviews and inspections (remotely or in person) of marketed products, as well as sponsors and manufacturing facilities. Regulatory authorities also conduct inspections of manufacturing facilities and clinical trial sites before approving a product, which can delay approval. If compliance issues are found, it could also result in refusal to approve marketing applications, disruption of production or distribution of a product or product candidate, disruption, cancellation, or suspension of a study, or require substantial resources to correct.

Even if marketing authorization of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, the product may have labeling that includes significant restrictions, warnings, including black box warnings, and contraindications, the regulatory authorities may not approve label claims necessary for successful product marketing, or the approval may be subject to significant conditions of approval, including the requirement of a REMS. A regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the competent authorities of each EU member state and the FDA closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. Such regulatory authorities can and do impose stringent restrictions on our communications regarding off-label use and if we do not comply with the laws governing promotion of approved drugs, we may be subject to enforcement action for off-label promotion. For example, violations of the FDCA relating to the promotion of prescription drugs may lead to civil and criminal penalties, investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In 2025, FDA also increased its enforcement with respect to promotion and advertising.

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

Our approved products may face competition from products approved via abbreviated pathways as well as products approved pursuant to full applications. For example, our biologic products may face competition from biosimilar or interchangeable products. In 2025, FDA also potentially made it easier for sponsors of biosimilar or interchangeable products to obtain approval, easing requirements for biosimilar comparative efficacy clinical studies and interchangeable product switching studies. Sponsors seeking approval of biosimilar or interchangeable products to ours would reference our product in their applications. The applicable laws, however, establish certain protections for reference biologic products. For example, there is a complex and involved framework for sponsors to bring patent infringement actions and actions for declaratory judgment. Accordingly, we may need to pursue costly and time-consuming patent infringement actions, which may include certain statutorily specified regulatory steps before an infringement action may be brought. We may also need to spend time and money defending an action for declaratory judgement that is brought by the biosimilar product sponsor.

Another protection established for biologic products is a period of 12 years of exclusivity for reference products that begins on the date that the reference product was first licensed by the FDA. During this time, the FDA may not make the licensure of a biosimilar product effective. Biosimilar applications can, however, be submitted for FDA review beginning four years after the date of the reference product’s first licensure. This exclusivity period, however, is subject to certain limitations. For example, certain changes and supplements to an approved BLA, and certain subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. Moreover, there have been legislative efforts to decrease this period of exclusivity to a shorter timeframe. Future proposed budgets, international trade agreements and other arrangements or proposals may affect periods of exclusivity. Further, there is a risk that the FDA will not consider our biologic products to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Once approved, a biosimilar may be able to be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products. It is also possible that payers will give reimbursement preference to biosimilars, even over reference biologics, absent a determination of interchangeability. Similarly, in the EU, another company could gain approval for a competing product based on an marketing authorization application with a completely independent data package that includes pharmaceutical tests, preclinical tests and clinical trials subject to any orphan exclusivity that may be in place.

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

Commercialization of Sephience, Translarna and Upstaza has been in, and is expected to continue to take place in, countries that tend to impose strict price controls, which may adversely affect our revenues. Failure to obtain and maintain acceptable pricing and reimbursement terms for Sephience for PKU, Translarna for the treatment of nmDMD, or Upstaza for the treatment of AADC deficiency in the EEA and other countries where these products are available would delay or prevent us from marketing our product in such regions, which would adversely affect our business, results of operations, and financial condition. In addition, the decision of the EC to withdraw Translarna’s marketing authorization materially limits our ability to make Translarna available in the EEA on a reimbursed basis and may impact our revenues in the EEA and regions that relied on the EEA marketing authorization. In addition, some countries in the EEA may require us to make payments based on the withdrawal of the Translarna marketing authorization and related actions by regulatory authorities overseeing market access systems in those countries.

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

In addition, the decision of the EC to not renew Translarna’s marketing authorization for the treatment of nmDMD following the negative opinion of the CHMP materially limits our ability to make Translarna available in the EEA or to receive reimbursement in connection with such continued availability. While the unprecedented EC decision referenced the possibility for individual countries within the European Union to leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued use of Translarna, many EEA countries have not adopted a mechanism for reimbursed access, and those that have done so have placed time restrictions and other conditions on patients. Some countries may never do so, or may request price adjustments or even seek to collect funds from us based on the nonrenewal of the Translarna marketing authorization. For example, in France, the relevant regulatory authorities published a formal decree removing Translarna from the list of medicines available, which triggered a process to determine any payment we may owe based on an analysis of the difference between the price at which Translarna was reimbursed historically and a comparator product. It is possible that this process may result in our making a payment to the French authorities that is materially different from our prior estimates in France for the applicable period.

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

Healthcare professionals and third-party payors play a primary role in the recommendation and prescription of any products or product candidates. Our arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse, transparency and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing authorization. Failure to maintain a comprehensive and effective compliance program, and to integrate the operations of any acquired businesses into a combined comprehensive and effective compliance program on a timely basis, could result in business practices and operations that expose us to a range of regulatory and enforcement actions that could adversely affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.

There are numerous restrictions and reporting requirements under applicable U.S. federal and state healthcare laws and regulations, and equivalent laws and regulations in the EU and other countries in which we operate, as well as self-regulatory codes. Efforts to ensure that we and our business arrangements with third parties will comply with applicable healthcare laws, regulations, transparency requirements and self-regulatory codes have and will continue to involve substantial costs. We cannot guarantee that we, our employees, our consultants, our third-party contractors, or the healthcare professionals or entities with whom we expect to do business, are or will be in compliance with all federal, state, local, and ex-U.S. regulations and codes. It is possible that governmental authorities could conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Violations of any of these laws and other applicable healthcare fraud and abuse laws may be punishable by criminal and civil sanctions, including criminal fines, civil monetary penalties and damages, exclusion from federal healthcare programs (including Medicare and Medicaid), suspension and debarment from government contracts, refusal of orders under existing government contracts, disgorgement, corporate integrity agreements and deferred- or non-prosecution agreements, which impose, among other things, rigorous operational and monitoring requirements on companies, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect, perhaps materially, our ability to operate our business, including to commercialize, sell or distribute any drug, and our results of operations. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon directors, officers, managers and employees. Even if we were not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant time and resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

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

Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services. For example, in the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, requires manufacturers to calculate and report a drug’s Average Sales Price used to reimburse providers for physician-administered drugs under Medicare Part B and changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own policies. Therefore, any restrictions to coverage or reductions in reimbursement that result from the Medicare Modernization Act may result in a similar coverage restriction or reimbursement reduction from private payors. In addition, private payors may implement coverage restrictions or payment reductions independently from federal programs such as Medicare.

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

Promulgated and proposed regulatory changes could also affect coverage or reimbursement of our products and in 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. More recently, Congress amended the Medicaid statute, effective October 1, 2019, to exclude prices paid by secondary manufacturers for an authorized generic drug (but not a product approved under the BLA process) from the NDA holder’s AMP for the brand, thereby increasing the rebate amount and the 340B price for the brand. This was implemented by CMS in a final rule issued December 31, 2020. The rule also expanded the definition of products identified as “line extensions” and, in certain circumstances, required inclusion of patient copay assistance in Medicaid best price (effective January 1, 2023), thereby potentially increasing Medicaid rebates paid by manufacturers for such drugs. 340B program guidance regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017 but deferred, also went into effect on January 1, 2019.

In 2020, the Trump administration issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. While this rule now has been rescinded, in November 2025, CMS introduced the GENEROUS Model (launching 2026), which requires manufacturers to provide rebates aligned with most favored nation pricing to participating state Medicaid programs that opt into the program.

On August 16, 2022, the IRA was signed into law by President Biden. This legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (negotiated prices for the first 10 selected drugs effective beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D effective starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 7 years and biologics that have been licensed for 11 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs beginning in 2025, at $2,000 a year. Failure to participate in negotiations or to reach an agreement can result in a manufacturer being required to withdraw all drug products from coverage under Medicare and Medicaid. Drug price negotiations and other program implementation measures could potentially be affected by the change in leadership at Health and Human Services (HHS) and the Centers for Medicare and Medicaid Services (CMS) under the new administration.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize Sephience, Translarna, Upstaza and our product candidates. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. We cannot predict how future changes relating to healthcare reform in the EU, the United States, or other territories, will affect our business.

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

Notwithstanding our large investments to date and anticipated future expenditures in proprietary technologies for small-molecule drug discovery, to date we have been granted marketing authorization for a limited number of commercial products and have not achieved profitability. We may never realize a return on investment. We may not be able to successfully renew or satisfy the ongoing requirements of our current marketing authorizations for our current products and we may never successfully develop any other marketable drugs or indications using our scientific approach. As a result of pursuing the development of product candidates using our proprietary technologies, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development. For example, in November 2024, we announced that the global Phase 2 placebo-controlled CardinALS study of utreloxastat for the treatment of ALS did not meet its primary endpoint of slowing disease progression on the composite ALSFRS-R and mortality analysis. Due to the lack of efficacy and biomarker signal, further development of utreloxastat for the treatment of ALS was not planned after previous investments in this product candidate.

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

In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such other materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory status of our contract manufacturers’ facilities and our products or product candidates. If the FDA, EU member state regulatory authorities or a comparable ex-U.S. regulatory agency do not approve these or our facilities for the manufacture of our products or product candidates, makes significant findings that make the compliant manufacture of our products or product candidates impossible or impracticable, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our products or product candidates, if approved.  Any foreign manufacturing facilities may also be subject to increased FDA scrutiny. There is also no guarantee that we would be able to find alternative manufacturing facilities or enter into agreements with alternative manufacturers on favorable terms. There may be limited manufacturers who would have the ability to manufacture our products and product candidates, especially our gene therapy product candidates, particularly as the pharmaceutical manufacturing industry becomes increasingly more consolidated. Moreover, any alternative manufacturers would need to be approved by the relevant regulatory authority, which approval is not guaranteed. We, accordingly, may not be able to make alternative manufacturing arrangements, which could adversely affect our products, product candidates, and our business, results of operations and financial condition. See “Item 1. Business—Manufacturing” for additional information regarding the manufacturing of our products and product candidates.

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

Many additional factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, labor disputes, acts of terrorism or war, equipment malfunctions, contamination, supply chain disruption, including disruptions caused by outbreaks of contagious disease, any new tariffs imposed in the jurisdictions in which we operate, or raw material and component shortages. For example, we have previously experienced delays in receiving certain raw materials in connection with supply chain disruptions caused by the COVID-19 pandemic, however, these delays did not affect or delay our manufacturing given our inventories for such materials at the time. If future supply chain disruptions create prolonged delays, the supplies of our products or product candidates may be significantly and adversely affected and our business, results of operations and financial condition could be materially adversely affected.

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

In addition, to the extent that any contract manufacturers that we engage develop proprietary manufacturing processes or procedures, should we need to change manufacturers, we may not be able to transfer know-how to a new manufacturer. In such a case, the new manufacturer would need to invest substantial time, money, and effort to develop its own processes and procedures, which would require regulatory authority approval.

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. We are required to monitor the activities of these third parties but our monitoring may not be able to detect any existing or emerging issues. Moreover, the FDA requires us to comply with standards, commonly referred to as GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable ex-U.S. regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest. We must further ensure that our preclinical trials are conducted in accordance with good laboratory practices, or GLPs, as appropriate. Regulatory authorities enforce these requirements through periodic inspections (remotely or in person) of trial sponsors, clinical and preclinical investigators, and trial sites. Similar GCP and transparency requirements apply in the EU. Failure to comply with the applicable regulatory requirements, including with respect to clinical trials conducted outside the EU and United States, can also lead regulatory authorities to refuse to accept clinical trial data submitted as part of a marketing application, as well as other regulatory consequences, as further described above.

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

For each of our product candidates, we plan to evaluate the merits of retaining commercialization rights for ourselves or entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, such as our collaborations with Novartis for our votoplam HD program. We have entered into arrangements with certain third parties to market or distribute Sephience for the treatment of PKU and Translarna for the treatment of nmDMD in certain countries and, as we continue to implement our commercialization plans for Sephience and Translarna, we anticipate that we will engage additional third parties to perform these functions for us in other countries. We generally plan to seek collaborators for the development and commercialization of product candidates that have high anticipated development costs, are directed at indications for which a potential collaborator has a particular expertise, or involve markets that require a large sales and marketing organization to serve effectively. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements may include: large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and/or biotechnology companies.

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

Our business and operations would suffer in the event of computer system failures, cyber-attacks, lack of operational resilience, or a deficiency in our, or our collaborators’ or third-party vendors’, cyber-security.

We collect, store and transmit large amounts of confidential information, including personal information, operational and financial transactions and records, clinical trial data and information relating to intellectual property, on internal information systems and through the information systems of collaborators and third-party vendors with whom we contract. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by insiders, hacktivists, computer hackers, state sponsored actors, foreign governments, cyber terrorists and other threat actors, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security and operational resilience threats, nor may we be able to implement preventive measures effective against all such threats. The techniques used by threat actors change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as insiders, hacktivists, external service providers, organized crime affiliates, state sponsored actors, terrorist organizations, hostile foreign governments or agencies, or other threat actors. Despite our implementation of security measures, including implementing the National Institute of Standards and Technology cybersecurity framework, instituting a training and compliance program on cybersecurity for all employees and doing a yearly external audit and penetration test, these information systems are vulnerable to damage from computer viruses, malware, ransomware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet or other mechanisms, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. No such security measures can eliminate the possibility of the information systems’ improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyber-attacks. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by insiders, hacktivists, computer hackers, state sponsored actors, foreign governments, cyber terrorists and other threat actors, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security and operational resilience threats, nor may we be able to implement preventive measures effective against all such threats. The techniques used by threat actors change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as insiders, hacktivists, external service providers, organized crime affiliates, state sponsored actors, terrorist organizations, hostile foreign governments or agencies, or other threat actors.  Additionally, outside parties may attempt to fraudulently induce employees, collaborators, or other third-party vendors to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails or other types of attacks. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy, despite our having a security risk insurance policy and disaster recovery and incident response plans. The costs related to significant security breaches, resilience events or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks.

Many cybersecurity incidents require public notification and/or notification to governmental entities, business partners, suppliers, customers, and individuals, harm our reputation directly, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information or data protection, operational resilience, and cybersecurity, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights, face significant financial exposure, including incurring significant costs to remediate possible injury to the affected parties and the further research, development and commercial efforts of our products and product candidates could be delayed.

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

In addition, we could be subject to other costly civil litigation. If our customers believe that we have violated our contractual terms, they may seek reimbursement for the cost of our gene therapy product materials or other related losses, the cost of which could be significant.

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

Risks Related to our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, and at such times as our patent protection expires, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

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

The laws of ex-U.S. countries may not protect our rights to the same extent as the laws of the United States. For example, patent law in many countries restricts the patentability of methods of treatment of the human body more than U.S. law does, and in some cases may even force us to grant a compulsory license to competitors or other third parties. In addition, we may not pursue or obtain or be able to pursue or obtain patent protection in all major markets. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the Leahy-Smith America Invents Act of 2011, or the Act, which reformed certain patent laws in the U.S., may create additional uncertainty. The significant changes engendered by the Act include switching from a “first-to-invent” system to a “first-to-file” system, and the implementation of new procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review.

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

All patents have expiration dates and, to the extent that we are able to obtain and maintain patents, such patents will only provide protection to us until they expire. Certain of our patents have expired and we have additional patents that will expire over the next three years. For ataluren, the issued U.S. patents relating to composition of matter expired in 2024 and issued U.S. patents relating to therapeutic methods of use, drug substance and drug product are currently scheduled to expire in 2027, including patent term adjustment. Granted European patents drawn to composition of matter of ataluren expired in 2024; patents covering dosage regimens of ataluren will expire in 2026 and patents covering the drug substance will expire in 2027; and patents drawn to the manufacturing process for ataluren will expire in 2027. For vatiquinone, granted European patents drawn to composition of matter and to methods of use will expire in 2026. As a result of the expiration of our composition of matter patents for ataluren, other companies are, subject to our other patents, no longer restricted in their ability to develop products utilizing the expired patented subject matter in the applicable jurisdictions, which could include products that compete with ataluren. Similarly, upon the impending expiration of our other patents for ataluren and vatiquinone described above, other companies will no longer be restricted in their ability to utilize the expired patented subject matter to develop competing therapies in the applicable jurisdictions.

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

We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights or other proprietary rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may allege that a third-party patent we are alleged to infringe is invalid and/or we may be able to avail ourselves in the United States of the safe harbor exemption provided by the Hatch-Waxman Act as a basis for non-infringement. In order to successfully challenge the validity of a third party issued U.S. patent that we are alleged to infringe, we would need to overcome that patent’s presumption of validity in district court or prove unpatentability by a preponderance of the evidence before the USPTO in a post grant proceeding. There is no assurance that a court or the USPTO would find these claims to be invalid or unpatentable, respectively.

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

On February 9, 2017, the FDA approved the corticosteroid Emflaza for the treatment of patients 5 years and older with DMD. Although approved for other indications outside of the United States, this was the first approval for deflazacort in the United States and the first approval in the United States for the use of a corticosteroid to treat DMD. We have previously relied on an orphan exclusivity period to commercialize Emflaza in the United States. Emflaza’s seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. We expect the expiration of this orphan drug exclusivity will continue to have a negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

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

Risks Related to our Common Stock

Servicing the 2026 Convertible Notes requires a significant amount of cash. We may not have sufficient cash flow from our business to make payments on our debt, and we may not have the ability to raise the funds necessary for conversions of the 2026 Convertible Notes or to settle or pay principal and interest on the 2026 Convertible Notes at maturity, which could adversely affect our business, financial condition and results of operations.

In September 2019, we incurred indebtedness in the amount of $287.5 million in aggregate principal with additional accrued interest under the 2026 Convertible Notes, for which interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the 2026 Convertible Notes depends on our future performance and financial position, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to service our debt, including the 2026 Convertible Notes. If we do not have sufficient cash on hand to settle or pay principal and interest at maturity for any 2026 Convertible Notes that are not converted prior to the maturity date, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The 2026 Convertible Notes are currently convertible and will mature on September 15, 2026, unless earlier redeemed or converted. Upon conversion of the 2026 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the 2026 Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase 2026 Convertible Notes, to pay the 2026 Convertible Notes at maturity or to pay cash upon conversions of 2026 Convertible Notes. In addition, our ability to repurchase 2026 Convertible Notes or to pay cash upon conversions of 2026 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2026 Convertible Notes at a time when the repurchase is required by the indenture, to make interest payments on the 2026 Convertible Notes when due under the indenture or to pay any cash payable on future conversions of the 2026 Convertible Notes as required by the indenture would constitute a default under the indenture governing the 2026 Convertible Notes. An event of default under the indenture governing the 2026 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of any such related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the 2026 Convertible Notes, make interest payments on the 2026 Convertible Notes or make cash payments upon conversions of the 2026 Convertible Notes.

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

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	the commercialization of Sephience;
●	the ability and willingness of individual countries within the EU to leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna in the EEA;
●	our ability to maintain the marketing authorization for Translarna and our other products in territories outside of the EEA;
●	expectations with respect to our license and collaboration agreement with Novartis for votoplam for the treatment of HD including our right to receive development, regulatory and sales milestones, profit sharing and royalty payments from Novartis, the design and expected timing of clinical trials and studies, the availability of data, and regulatory submissions and responses, including potential accelerated approval;
●	expectations with respect to Upstaza/Kebilidi;
●	any developments related to our ability or inability to execute our commercialization strategy for any of our products;
●	the commercialization of Evrysdi and the development of the SMA program with Roche and the SMA Foundation;
●	results of clinical trials of any other product candidate that we develop;
●	any additional clinical or non-clinical trial required by regulatory agencies for our products or product candidates;
●	announcements by us or our competitors of significant acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments;
●	negative publicity around our products or product candidates;
●	other developments concerning our regulatory submissions;
●	the success of competitive products or technologies;
●	results of clinical trials of product candidates of our competitors, including negative results that investors may associate with our product candidates;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	our ability to realize the benefits of our acquisitions or other business combinations;
●	the recruitment or departure of key personnel;
●	the loss of distributors, suppliers or manufacturers;
●	the level of expenses related to any of our products, product candidates or clinical development programs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	announcements with respect to litigation;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including potentially high inflation rates and sustained high interest rates; and

●	the other factors described in this “Risk Factors” section.

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

Sales of substantial amounts of shares of our common stock or other securities by our stockholders or by us, including sales made under our At the Market Offering Sales Agreement with Cantor Fitzgerald and RBC Capital Markets, LLC, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $125 million from time to time, through the Sales Agent by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act, or the issuance of shares of our common stock upon conversion or maturity of our outstanding 2026 Convertible Notes or any future securities convertible or exchangeable into our common stock or in connection with a strategic transaction or otherwise, could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Cybersecurity Risk Management and Strategy

As is the case for most companies, we are regularly subject to cyber-attacks and other cyber incidents, therefore, cybersecurity is an important element of our overall enterprise risk management program. As part of our ordinary course of business, we collect, store and transmit large amounts of confidential information, including personal information, operational and financial transactions and records, clinical trial data and information relating to intellectual property, on internal information systems and through the information systems of collaborators and third-party vendors with whom we contract. We have a multilayered approach for assessing, identifying and managing cybersecurity risks, that is designed to help protect such information from internal and external cyber threats by understanding and seeking to mitigate risk while ensuring business resiliency. Our cybersecurity program aligns with the industry standard National Institute of Standards and Technology Cybersecurity Framework. Our program is comprehensive and provides for the identification, prevention, and mitigation of cybersecurity threats and risks. We have monthly and annual cybersecurity training, a compliance program on cybersecurity for employees and contractors, an annual external audit, independent penetration tests, ongoing vulnerability scans and remediations. As part of our overall risk management strategy, we also maintain cyber insurance coverage, however, such insurance may not be sufficient in type or amount to cover us against all claims related to security breaches, cyber-attacks and other related breaches. In relation to third party risk management, we conduct security assessments of third-party providers and software before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This process involves third-party providers responding to cybersecurity and information technology questionnaires and attending review meetings to assess the third-party providers security posture to confirm that the provider is ensuring the security, integrity, and availability of processed data.

We also utilize a Managed Detection and Response vendor to support our cybersecurity program and monitor our network internally and externally for threat identification and mitigation. In addition, we have established a global incident response management, or GIRM, process. Our GIRM Standard Operating Procedure provides step-by-step instructions for managing any global incident which is disruptive of or interferes with the delivery and operation of our IT services and systems that are in use. The GIRM process involves IT groups, the Cybersecurity team, IT Leadership, and the Executive Leadership where appropriate. As regulatory disclosure requirements regarding cybersecurity incidents and data privacy matters have become more prevalent, we have developed an incident workflow designed to monitor and evaluate if such disclosure requirements are triggered by an incident through the inclusion of members of our legal, data privacy and executive teams in the incident response process.

We regularly engage third parties, including independent privacy assessors, computer security firms and risk management and governance experts to enhance our cybersecurity oversight and consult with these third parties on emerging industry trends.

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

Cybersecurity Governance and Oversight

Our Board of Directors administers its cybersecurity risk oversight function primarily through the Audit Committee of the Board of Directors. In accordance with our Audit Committee Charter, our Chief Information Officer, or CIO, provides periodic updates to our Audit Committee regarding the Company’s cybersecurity and other technology risks, internal controls and procedures, including the Company’s plan to mitigate cybersecurity risk and respond to data breaches. The Audit Committee is also responsible for reviewing any related periodic public filing disclosures. The Board of Directors receives regular reports from the Audit Committee. Our CIO also presents directly to our Board of Directors on an annual basis on these matters.  Our CIO oversees a cybersecurity and IT team that is responsible for maintaining daily operations and ensuring the confidentiality, integrity, and availability of data. The cybersecurity team has over 15 years’ experience in cybersecurity along with advanced and undergraduate degrees in cybersecurity, and industry recognized security certifications such as CISSP (Certified Information Systems Security Professional) and CISM (Certified Information Security Manager). Our CIO reports directly to our Chief Legal Officer, both of whom are members of our executive committee leadership team. Cybersecurity incident status updates are provided as necessary to the executive committee as set forth in our GIRM.

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

Holders

As of February 18, 2026, there were 73 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

We have developed Sephience™ (sepiapterin), a product for the treatment of phenylketonuria, or PKU, a rare inherited metabolic disease characterized by the body’s inability to break down an essential amino acid called phenylalanine, and which can result in neurological and other symptoms. In June 2025, Sephience was granted marketing authorization by the European Commission, or EC, for the treatment of children and adults living with PKU within the European Economic

Area, or EEA. In July 2025, Sephience was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of pediatric and adult patients living with PKU in the United States age one month and above. In December 2025, Sephience was approved by the Japanese Ministry of Health, Labor and Welfare, or MHLW, for the treatment of children and adults living with PKU. In February 2026, Sephience was approved by ANVISA, the Brazilian health regulatory authority, for the treatment of children and adults living with PKU in Brazil. Sephience is also approved in additional geographies. During the year ended December 31, 2025, we recognized $111.2 million in net product revenues for Sephience.

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life threatening disorder. While Translarna previously had conditional approval in the EEA, in March 2025, the European Commission, or EC, adopted the negative opinion of the Committee of Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, to not renew the conditional marketing authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the European Union, or EU, can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. Translarna has marketing authorization in additional geographies outside of the EEA, though the EC adoption of the CHMP negative opinion and the withdrawal of the Translarna NDA in the United States may affect future reauthorizations. During the year ended December 31, 2025, we recognized $235.3 million in net product revenues for Translarna. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the year ended December 31, 2025, we recognized $146.4 million in net product revenues for Emflaza.

Each country, including each member state of the EEA, has its own pricing and reimbursement regulations. In order to commence commercial sale of product pursuant to our Sephience marketing authorization in any particular country in the EEA, we must finalize pricing and reimbursement negotiations with the applicable government body in such country. As a result, our commercial launch will continue to be on a country-by-country basis. We also have made, and expect to continue to make, product available under early access programs, or EAP programs, or similar styled programs both in countries in the EEA and other territories. Our ability to negotiate, secure and maintain reimbursement for product under commercial and EAP programs can be subject to challenge in any particular country and can also be affected by political, economic and regulatory developments in such country.

Translarna is an investigational new drug in the United States. During the first quarter of 2017, we filed an NDA for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. In response, we filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied our appeal of the complete response letter. In its response, the Office of New Drugs recommended a possible path forward for our ataluren NDA submission based on the accelerated approval pathway. We followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that we designed in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, we announced top-line results from the placebo-controlled trial of Study 041, which was our 18 months, placebo-controlled trial, followed by an 18 months open label extension, of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. Following this announcement, we submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. We held a Type C meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, we re-submitted the NDA in July 2024, based on the results from Study 041 and from our international drug registry study for nmDMD patients receiving Translarna. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. Following feedback from FDA at the end of January 2026, we decided to withdraw the NDA resubmission for Translarna. Further development of Translarna for the treatment of nmDMD in the United States is not planned.

With respect to Emflaza, we have previously relied on Emflaza’s seven-year marketing exclusivity period in the United States for its approved indications under the provisions of the Orphan Drug Act of 1983, or the Orphan Drug Act, when commercializing Emflaza for the treatment of DMD in patients five years and older, which expired in February 2024. With the expiration of this orphan drug exclusivity, we have seen an increase in competition from generics, which has, and we expect will continue to have, a negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026. See “Item 1. Business-Government Regulation” for further discussion with respect to marketing protection we rely on.

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

In addition to our SMA program, our splicing platform also includes votoplam, which is being developed for the treatment of Huntington’s disease, or HD. We announced the results from our Phase 1 study of votoplam in healthy volunteers in September 2021 demonstrating dose-dependent lowering of huntingtin messenger ribonucleic acid and protein levels, that votoplam efficiently crosses blood brain barrier at significant levels and that votoplam was well tolerated. We initiated a Phase 2 study of votoplam for the treatment of HD in the first quarter of 2022, which consisted of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on votoplam biomarker effect. In September 2024, the FDA granted Fast Track designation to the votoplam program for the treatment of HD. In November 2024, we entered into a License and Collaboration Agreement with Novartis Pharmaceuticals Corporation, or Novartis, relating to our votoplam program, or the Novartis Agreement, which included related molecules. While Novartis has taken over responsibility for the further development of the votoplam program, we continue to collaborate with Novartis on next steps. In May 2025, we announced that the Phase 2 study of votoplam met its primary endpoints of blood HTT lowering and safety. The results on the full study population are consistent with the previously reported evidence of dose-dependent HTT lowering, favorable safety profile and early signals of dose-dependent clinical effect at 12 months in Stage 2 patients. In addition, at 24 months of treatment, there were continued trends of dose-dependent favorable clinical effect relative to a propensity-matched natural history cohort as well as dose-dependent NfL lowering. In the fourth quarter of 2025, an End-of-Phase 2 meeting was held with FDA, and we reached alignment on design of a global Phase 3 clinical trial, which we expect that Novartis will initiate in the first half of 2026. This trial could serve as the confirmatory study in the context of Accelerated Approval, or as a registration trial. We also expect to have results from the Phase 2 PIVOT-HD extension study of votoplam in the first half of 2026, once all participants cross the 24-month time point.

Our inflammation and ferroptosis platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS and non-CNS diseases. The most advanced molecule in our inflammation and ferroptosis platform is vatiquinone. We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich’s ataxia, or FA, called MOVE-FA, in May 2023. While the trial did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In October 2024, we announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, we submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In August 2025, the FDA issued a complete response letter related to the NDA stating that substantial evidence of efficacy was not demonstrated for vatiquinone and that an additional adequate and well-controlled study would be needed to support NDA resubmission. We met with the FDA in the fourth quarter of 2025 to discuss the vatiquinone development program. FDA suggested an additional study be conducted to support NDA resubmission. FDA stated in the meeting minutes that this study could be an open label study with a natural history control group. We plan to meet with FDA in the second quarter of 2026 to discuss the design of this new study.

In addition, we have a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

Overview—Funding

The success of our products and any other product candidates we may develop depends largely on obtaining and maintaining reimbursement from governments and third-party insurers. During 2025, our revenues were primarily generated from sales of Sephience for the treatment of PKU in the U.S. and EEA, Translarna for the treatment of nmDMD in countries where we were able to obtain acceptable commercial pricing and reimbursement terms and in select countries where we are permitted to distribute Translarna under our EAP programs or through similar styled programs, and from sales of Emflaza for the treatment of DMD in the United States. There is a substantial risk that as a result of the EC’s adoption of the CHMP’s negative opinion we will lose a significant portion of our ability to generate revenue from sales of Translarna in the EEA. We also generated revenue from sales of Upstaza/Kebilidi for the treatment of AADC deficiency in the EEA and in the U.S., and have recognized revenue associated with milestone and royalty payments from Roche pursuant to a License and Collaboration Agreement, or the SMA License Agreement, by and among us, Roche and, for the limited purposes set forth therein, the SMA Foundation, under our SMA program and we have recognized license revenues related to performance obligations completed pursuant to the Novartis Agreement.

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. We did not issue or sell any shares of common stock pursuant to the Sales Agreement during the years ended December 31, 2025, 2024 and 2023. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2025.

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

In October 2022, we entered into the Credit Agreement, dated October 27, 2022, by and among us and certain of our subsidiaries from time to time party thereto, as guarantors, or, collectively with us, the Loan Parties, funds and other affiliated entities advised or managed by Blackstone Life Sciences and Blackstone Credit, or collectively, Blackstone, as lenders, together with their permitted assignees, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders, or the Blackstone Credit Agreement, which we terminated in October 2023. In connection with the termination of the Blackstone Credit Agreement, we repaid outstanding principal of $300.0 million, accrued interest of $2.1 million, an additional $82.0 million in prepayment premiums, exit fees, and creditor expenses, and $0.2 million in legal fees. We recorded a loss on the extinguishment of debt of $92.7 million which is included on the statement of operations for the period ended December 31, 2023. The loss on extinguishment of debt consisted of $82.0 million in prepayment premiums, exit fees, and creditor expenses and debt issuance costs of $10.7 million. All liens and security interests securing the loans made pursuant to the Blackstone Credit Agreement were released upon termination.

In June 2024, we entered into an amendment with Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, and Royalty Pharma plc, to the Amended and Restated Royalty Purchase Agreement, dated October 18, 2023, or the A&R Royalty Purchase Agreement, which amends and restated in its entirety the Original Royalty Purchase Agreement, and we exercised our first put option in exchange for $241.8 million in cash consideration. In December 2025, we, Royalty Pharma, and, for the limited purposes set forth in Amendment No. 2 (as defined below), Royalty Pharma plc, entered into an Amendment No. 2 to Amended and Restated Royalty Purchase Agreement, or Amendment No. 2, which amends that certain A&R Royalty Purchase Agreement, as amended.  Under Amendment No. 2, we sold to Royalty Pharma a certain portion of our right to receive sales-based royalty payments on worldwide net sales of Roche’s Evrysdi® (risdiplam) product and any other product developed pursuant to the License and Collaboration Agreement, dated as of November 23, 2011, by and among us, F. Hoffman-La Roche Ltd, Hoffman-La Roche Inc., together with F. Hoffman-La Roche Ltd, Roche, and, for the limited purposes set forth therein, the Spinal Muscular Atrophy Foundation, such payments, the Royalty. Pursuant to Amendment No. 2, on December 29, 2025, we sold to Royalty Pharma its retained interest in the Royalty in exchange for $240.0 million in upfront cash consideration, and three potential additional cash purchase price payments of $20.0 million each conditioned upon receipt by Royalty Pharma of more than $347.0 million of Assigned Royalty Payments (as defined in the A&R Royalty Purchase Agreement) in respect of Calendar Year Net Sales (as defined in the A&R Royalty Purchase Agreement) arising in 2027, $363.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales arising in 2028, and $379.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales arising in 2029, respectively. The retained interest sold by us to Royalty Pharma pursuant to the Amendment No. 2 is equal to 9.5111% of the Royalty before the 2020 Assigned Royalty Cap (as defined in the A&R Royalty Purchase Agreement) has been met, and 16.6666% of the Royalty from and after such time as the 2020 Assigned Royalty Cap has been met. As a result of the sale, Royalty Pharma owns 100% of the Royalty and we own 0% of the Royalty. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of Liquidity” for additional information.

In November 2024, we entered into the Novartis Agreement relating to our votoplam HD program which includes related molecules. Novartis is responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. While Novartis has taken over responsibility for the further development of the votoplam program, we continue to collaborate with Novartis on next steps. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of Liquidity” for additional information.

We have financed our operations to date primarily through the private offerings of convertible senior notes, public and “at the market offerings” of common stock, proceeds from royalty purchase agreements, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We have relied on revenue generated from net sales of our products. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement under our SMA program and license revenues related to performance obligations completed pursuant to the Novartis Agreement.

As of December 31, 2025, we had an accumulated deficit of $2,964.2 million. We had a net income of $682.6 million for the year ended December 31, 2025, and a net loss of $363.3 million and a net loss of $626.6 million for the fiscal years ended December 31, 2024 and 2023, respectively.

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America, Japan and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. In August 2025, the FDA issued a complete response letter related to the NDA stating that substantial evidence of efficacy was not demonstrated for vatiquinone and that an additional adequate and well-controlled study would be needed to support NDA resubmission. We met with the FDA in the fourth quarter of 2025 to discuss the vatiquinone development program. FDA suggested an additional study be conducted to support NDA resubmission. FDA stated in the meeting minutes that this study could be an open label study with a natural history control group. We plan to meet with FDA in the second quarter of 2026 to discuss the design of this new study.

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

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually. These notes are currently convertible and will mature and become due and payable on September 15, 2026 unless earlier redeemed or converted.

In June 2025, Sephience was granted marketing authorization by the EC for the treatment of children and adults living with PKU. Pursuant to the Censa Merger Agreement, the approval triggered a $25.0 million milestone payable to the former Censa securityholders. In July 2025, Sephience was granted FDA approval for the treatment of children and adults living with PKU. Pursuant to the Censa Merger Agreement, the approval triggered a $32.5 million milestone payment to the former Censa securityholders. As of December 31, 2025, we have paid to the former Censa securityholders all potential regulatory milestones relating to Sephience.

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

Financial operations overview

Revenues

To date, our net product revenues have consisted primarily of sales of Translarna for the treatment of nmDMD in territories outside of the United States, and sales of Emflaza for the treatment of DMD in the United States. Beginning in the second half of 2025, our net product revenues also includes Sephience for the treatment of PKU. There is a substantial risk that as a result of the EC’s adoption of the CHMP’s negative opinion we will lose a significant portion of our ability to generate revenue from sales of Translarna in the EEA. Our process for recognizing revenue is described below under “Critical accounting policies and significant judgments and estimates—Revenue recognition”.

Roche and the SMA Foundation Collaboration.   In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of December 31, 2025, we had recognized a total of $310.0 million in milestone payments and $789.8 million in royalties on net sales pursuant to the SMA License Agreement. As of December 31, 2025, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of December 31, 2025 are $150.0 million upon achievement of certain sales events.

In June 2024, we entered into an amendment to the A&R Royalty Purchase Agreement, and we exercised our first put option in exchange for $241.8 million in cash consideration. Pursuant to the A&R Royalty Purchase Agreement, Royalty Pharma has paid to us aggregate cash consideration of $1.9 billion (less Royalty payments received by us with respect to the Assigned Royalty Rights) in exchange for 90.49% of the Royalty, which was to be reduced to 83.33% of the Royalty after Royalty Pharma receives $1.3 billion in aggregate payments from the Royalty assigned at the closing of the Original Purchase Agreement. In December 2025, we, Royalty Pharma, and, for the limited purposes set forth in Amendment No. 2 (as defined below), Royalty Pharma plc, entered into Amendment No. 2, which amends that certain A&R Royalty Purchase Agreement, as amended.  Under Amendment No. 2, we sold to Royalty Pharma a certain portion of our right to receive sales-based royalty payments on worldwide net sales of Roche’s Evrysdi® (risdiplam) product and any other product developed pursuant to the License and Collaboration Agreement, dated as of November 23, 2011, by and among us, Roche, and, for the limited purposes set forth therein, the Spinal Muscular Atrophy Foundation, such payments, the Royalty. Pursuant to Amendment No. 2, on December 29, 2025, we sold to Royalty Pharma its retained interest in the Royalty in exchange for $240.0 million in upfront cash consideration, and three potential additional cash purchase price payments of $20.0 million each conditioned upon receipt by Royalty Pharma of more than $347.0 million of Assigned Royalty Payments (as defined in the A&R Royalty Purchase Agreement) in respect of Calendar Year Net Sales (as defined in the A&R Royalty Purchase Agreement) arising in 2027, $363.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales arising in 2028, and $379.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales arising in 2029, respectively. The retained interest sold by us to Royalty Pharma pursuant to the Amendment No. 2 is equal to 9.5111% of the Royalty before the 2020 Assigned Royalty Cap (as defined in the A&R Royalty Purchase Agreement) has been met, and 16.6666% of the Royalty from and after such time as the 2020 Assigned Royalty Cap has been met. As a result of the sale, Royalty Pharma owns 100% of the Royalty and we own 0% of the Royalty.

Novartis Collaboration. On November 27, 2024, we and Novartis entered into the Novartis Agreement relating to our votoplam HD program which includes related molecules. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Sources of liquidity” for additional information.

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

We expect our research and development expenses to fluctuate in connection with our ongoing activities, particularly in connection with our activities for our splicing and inflammation and ferroptosis programs and performance of any post-marketing requirements imposed by regulatory agencies with respect to our products. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials and the costs associated with our planned clinical trials. The timing and amount of these expenses will also depend on the costs associated with potential future clinical trials of our products or product candidates and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs, and product and product candidate manufacturing costs. In 2023, as part of our strategic pipeline prioritizations, we decided to discontinue our preclinical and early research programs for our gene therapy and oncology platforms, reducing research and development expenses in these areas.

The following table provides research and development expense for our most advanced principal product development programs, for the years ended December 31, 2025, 2024, and 2023.

	Year ended
	December 31,
	2025	2024	2023

	(in thousands)
Sephience	$131,257	$96,043	$94,031
Inflammation & Ferroptosis platform	38,738	49,277	52,154
Global DMD	22,173	27,758	45,387
Gene Therapy	14,272	17,339	42,114
Splicing platform	6,863	25,225	22,575
Other development programs	1,433	3,952	24,873
Total Development	214,736	219,594	281,134
Research	42,789	63,375	99,286
Milestones	—	65,000	30,000
Payroll, benefits, and share-based stock compensation	159,030	147,052	205,359
Facilities and other indirect costs	38,694	39,459	50,784
Total research and development	$455,249	$534,480	$666,563

Development. Consists of costs incurred for product candidates following initiation of a clinical trial.

For the year ended December 31, 2025, compared to the years ended December 31, 2024 and 2023, the changes reflect progressing through different phases of studies as we continue to focus our resources on our differentiated, high potential research and development programs. The decrease is primarily due to a decrease relating to Global DMD, Gene Therapy, and Splicing platform, offset by an increase in Sephience related development.

Research. Consists of costs incurred for product candidates before initiation of a clinical trial.

For the year ended December 31, 2025, compared to the years ended December 31, 2024 and 2023, the decrease in research expenses was primarily related to our strategic pipeline prioritization in 2023 where we discontinued several preclinical and early research programs. The decrease also reflects our continued focus of our resources on product candidates approaching approval during the current year periods.

Milestones. Consists of development and regulatory milestone expenses incurred in connection with our collaborative arrangements.

For the year ended December 31, 2025, compared to the years ended December 31, 2024 and 2023, the changes in milestone expenses primarily related to no milestones expensed in year the ended December 31, 2025, as compared to the achievement of a $15.0 million success-based regulatory milestone for the validation and acceptance of an MMA for Sephience for PKU in May 2024, the achievement of a $25.0 million regulatory milestone for the decision to submit an NDA to the FDA for Sephience for PKU in July 2024, and the achievement of a $25.0 million regulatory milestone for the acceptance of an NDA by the FDA for Sephience for PKU in September 2024, as compared to the achievement of a $30.0 million success-based development milestone for the completion of enrollment of a Phase 3 clinical trial for Sephience for PKU in February 2023.

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

For the year ended December 31, 2025, compared to the years ended December 31, 2024 and 2023, the change in payroll, benefits, and share-based stock compensation expenses primarily relates to our reduction in workforce in connection with our strategic pipeline prioritization in 2023 and discontinuation of our preclinical and early research programs in our gene therapy platform.

Facilities and other. Consists of indirect costs incurred for the benefit of multiple programs, including information technology, and other facility-based expenses, such as rent expense.

For the year ended December 31, 2025, compared to the years ended December 31, 2024 and 2023, the change in facilities and other expenses primarily related to decreases in facility-based expenses at our facility in Hopewell Township, New Jersey as a result of an amendment and restatement of our lease for such facility and at our facility in Warren, New Jersey as a result of an amendment to our lease for such facility in the year ended December 31, 2024.

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

Interest expense, net

Interest expense, net consists of interest expense from the liability for the sale of future royalties related to the Original Royalty Purchase Agreement, the A&R Royalty Purchase Agreement, the 2026 Convertible Notes outstanding and the Blackstone Credit Agreement that we repaid and terminated in October 2023, offset by interest income earned on investments.

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

Revenue recognition related to net product revenue

Net product revenues. Our net product revenue primarily consists of sales of Translarna in territories outside of the U.S. and sales of Emflaza in the U.S., both for the treatment of DMD. Beginning in the second half of 2025, our net product revenues also includes sales of Sephience for the treatment of PKU.  We recognize revenue when performance obligations with customers have been satisfied. Our performance obligations are to provide products based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when our customer obtains control of the product, which is typically upon delivery. We invoice customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of invoice date. We determine the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods not yet provided. As we have identified only one distinct performance obligation, the transaction price is allocated entirely to the product sale. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.

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

During the years ended December 31, 2025, 2024, and 2023, net product revenues consisted of the following:

	Years ended December 31,
	2025			2024			2023
	United States	International	Total	United States	International	Total	United States	International	Total
Translarna	$—	235,299	235,299	$—	321,071	321,071	$—	332,753	332,753
Emflaza	146,361	—	146,361	207,215	—	207,215	255,087	—	255,087
Sephience	95,045	16,108	111,153	—	—	—	—	—	—
Upstaza/Kebilidi	10,779	45,847	56,626	—	16,913	16,913	—	18,841	18,841
All other products	—	37,264	37,264	—	36,946	36,946	—	31,496	31,496
Total net product revenue	$252,185	$334,518	$586,703	$207,215	$374,930	$582,145	$255,087	$383,090	$638,177

Disaggregated net product revenues by country for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Years ended December 31,
	2025	2024	2023
United States	$252,185	$207,215	$255,087
Russia	100,445	105,377	85,974
Brazil	65,661	72,081	58,606
All other countries	168,412	197,472	238,510
Total net product revenue	$586,703	$582,145	$638,177

Sales of Translarna in France are not depicted in the net product revenue tables above. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Results of operations- Year ended December 31, 2025 compared to year ended December 31, 2024” for additional information.

For the year ended December 31, 2025, four of our distributors each accounted for over 10% of our net product sales. For the years ended December 31, 2024 and 2023, two of our distributors each accounted for over 10% of our net product sales.

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

Results of operations

Year ended December 31, 2025 compared to year ended December 31, 2024

The following table summarizes revenues and selected expense and other income data for the year ended December 31, 2025 and 2024:

	Year ended
	December 31,		Change
(in thousands)	2025	2024	2025 vs. 2024
Net product revenue	$586,703	$582,145	$4,558
Collaboration and license revenue	998,357	304	$998,053
Royalty revenue	244,224	203,864	$40,360
Translarna France	(98,629)	18,806	$(117,435)
Manufacturing revenue	—	1,661	$(1,661)
Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets	47,013	57,398	$(10,385)
Amortization of acquired intangible assets	24,742	60,738	$(35,996)
Research and development	455,249	534,480	$(79,231)
Selling, general and administrative	347,143	300,911	$46,232
Change in the fair value of contingent consideration	(800)	(4,475)	$3,675
Intangible asset impairment	—	159,548	$(159,548)
Tangible asset impairment and (gains) losses on transactions, net	(9,627)	750	$(10,377)
Interest expense, net	(152,230)	(166,993)	$14,763
Other (expense) income, net	(18,086)	6,544	$(24,630)
Gain on sale of priority review voucher	—	99,900	$(99,900)
Income tax expense	(13,975)	(176)	$(13,799)

Net product revenue.   Net product revenue was $586.7 million for the year ended December 31, 2025, an increase of $4.6 million, or 1%, from net product revenue of $582.1 million for the year ended December 31, 2024. The increase in net product revenue was primarily due to an increase in net product sales of Sephience and Upstaza/Kebilidi, with Sephience and Kebilidi sales beginning in the second half of 2025. This increase was partially offset by a decrease in net product sales of Emflaza and Translarna. The decrease in Emflaza sales is primarily driven by additional generic competition. The decrease in Translarna sales is primarily due to the EC’s adoption of the CHMP’s negative opinion.

Collaboration and license revenue. Collaboration and license revenue was $998.4 million for the year ended December 31, 2025, an increase of $998.1 million, or over 100%, from collaboration revenue of $0.3 million for the year ended December 31, 2024. The increase in collaboration and license revenue was primarily due to the recognition of $1.0 billion of license revenues from the Novartis Agreement related to our votoplam HD program, which was partially offset by a $3.5 million refund for a prior collaboration arrangement in relation to votoplam.

Royalty revenue. Royalty revenue was $244.2 million for the year ended December 31, 2025, an increase of $40.4 million, or 20%, from $203.9 million for the year ended December 31, 2024. The increase in royalty revenue was due to higher Evrysdi sales in the year ended December 31, 2025, compared to the year ended December 31, 2024. In accordance with the SMA License Agreement, we record royalty revenues based on worldwide annual net sales of the product.

Translarna France. In the year ended December 31, 2025, we changed our estimates for our sales allowance related to Translarna revenues in France, primarily based on our recent communications with the French pricing authorities subsequent to the EC’s adoption of the opinion of the CHMP of the EMA to not renew the authorization of Translarna for the treatment of nmDMD. This change in estimate for sales allowance resulted in an increase of $98.6 million to the sales allowance reserve, which resulted in a decrease to net product revenues of $98.6 million. The $98.6 million change in sales allowance estimate represents a life to date adjustment for the historical sales of Translarna in France. Translarna France revenues were reclassified from net product revenues to the Translarna France line item on the consolidated statement of operations for the periods ended December 31, 2024 and December 31, 2023 to allow revenue for sales of Translarna in France to be comparable.

Manufacturing revenue. Manufacturing revenue was $0.0 million for the year ended December 31, 2025, a decrease of $1.7 million, or 100%, from $1.7 million for the year ended December 31, 2024. The decrease was due to the prior completion of all manufacturing services related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. In June 2024, we sold our gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, we do not expect to have manufacturing revenue going forward.

Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets. Cost of product sales, collaboration and license sales, excluding amortization of acquired intangible assets, was $47.0 million for the year ended December 31, 2025, a decrease of $10.4 million, or 18%, from $57.4 million for the year ended December 31, 2024. Cost of product sales, collaboration and license sales, excluding amortization of acquired intangible assets consisted primarily of costs associated with the Novartis Agreement, as well as production costs, royalty payments, inventory reserves, and costs associated with sales of Emflaza, Translarna, Sephience, and Upstaza/Kebilidi. The decrease was primarily due to decreases in royalty costs driven by Emflaza as a result of the completion of the royalty agreement with Marathon Pharmaceuticals, LLC (now known as Complete Pharma Holdings, LLC), which was partially offset by costs associated with the Novartis Agreement, inventory costs associated with the Sephience launch, Upstaza/Kebilidi and Sephience royalty payments, an increase in inventory reserves, and costs associated with new product sales.

Amortization of acquired intangible asset.  Amortization of acquired intangible asset was $24.7 million for the year ended December 31, 2025, a decrease of $36.0 million, or 59%, from $60.7 million for the year ended December 31, 2024. These amounts are related to the Waylivra, Tegsedi, Upstaza/Kebilidi, Sephience, and Emflaza intangible assets, which are all being amortized on a straight-line basis over their estimated useful lives. The amortization decrease was primarily driven by the Emflaza intangible asset being fully amortized as of February 2024. As a result, there is no further amortization for Emflaza as of February 2024. This decrease was partially offset by increases to the intangible assets balance for Upstaza/Kebilidi and Sephience assets recorded as a result of regulatory approvals as well as the Censa Rights Satisfaction Agreement, which increased the corresponding amortization for those assets.

Research and development.   Research and development was $455.2 million for the year ended December 31, 2025, a decrease of $79.2 million, or 15%, compared to $534.5 million for the year ended December 31, 2024. The decrease in research and development expenses related to decreases in program spend as we continued to focus our resources on our differentiated, high potential research and development programs. For the year ended December 31, 2024, research and development expense also included a total of $65.0 million of regulatory success-based milestones paid to the former Censa securityholders.

Selling, general and administrative.  Selling, general and administrative was $347.1 million for the year ended December 31, 2025, an increase of $46.2 million, or 15%, from $300.9 million for the year ended December 31, 2024. The increase reflected our continued investment to support our commercial activities including our expanding commercial portfolio.

Change in the fair value of contingent consideration. Change in the fair value of contingent consideration was a gain of $0.8 million for the year ended December 31, 2025, a decrease of $3.7 million, or 82%, from a gain of $4.5 million for the year ended December 31, 2024. During the year ended December 31, 2025, the probability of triggering the remaining contingent consideration was determined to be remote, and therefore the balance was written down to zero.

Intangible asset impairment. Intangible asset impairment was $0.0 million for the year ended December 31, 2025, a decrease of $159.5 million, or 100%, from $159.5 million for the year ended December 31, 2024. During the year ended December 31, 2024, as a result of our annual impairment test for our PTC-AADC indefinite lived intangible asset, we impaired $159.5 million due to a decrease in projected cash flows due to refinements in current market assumptions and the timing of patient treatments.

Tangible asset impairment and (gains) losses on transactions, net. Tangible asset impairment and (gains) losses on transactions, net was a gain of $9.6 million for the year ended December 31, 2025, an increase of $10.4 million, or over

100%, from a loss of $0.8 million for the year ended December 31, 2024. The increase in tangible asset impairment and (gains) losses on transactions, net, was primarily due to a $10.8 million gain on the MassBio lease modification, partially offset by a loss of $1.0 million in fixed asset impairments in connection with office relocations and closures, as well as a $0.1 million loss related to the sale of fixed assets for the year ended December 31, 2025. The loss for the year ended December 31, 2024 was due to a $4.4 million loss primarily related to the sale of certain assets for gene therapy manufacturing, and a $4.1 million loss primarily related to fixed asset impairments in connection with the South Plainfield, New Jersey office closure and Warren, New Jersey lease modification. These amounts were partially offset by a gain of $2.2 million on lease terminations, and a gain of $5.5 million on lease modifications.

Interest expense, net.   Interest expense, net was $152.2 million for the year ended December 31, 2025, a decrease of $14.8 million, or 9%, from interest expense, net of $167.0 million for the year ended December 31, 2024. The decrease in interest expense, net was primarily due to an increase in interest income from marketable securities-available for sale, offset by an increase in interest expense related to the liability for the sale of future royalties related to the A&R Royalty Purchase Agreement.

Other (expense) income, net. Other expense, net was $18.1 million for the year ended December 31, 2025, a change of $24.6 million, or over 100%, from other income, net of $6.5 million for the year ended December 31, 2024. The change in other (expense) income, net primarily relates to unrealized and realized foreign exchange losses of $23.1 million for the year ended December 31, 2025, as compared to unrealized and realized foreign exchange gains of $1.1 million the year ended December 31, 2024.

Gain on sale of priority review voucher. Gain on sale of priority review voucher was $0.0 million for the year ended December 31, 2025, a decrease of $99.9 million, or 100%, from gain on sale of priority review voucher of $99.9 million for the year ended December 31, 2024. For the year ended December 31, 2024, in connection with our FDA approval of Kebilidi, we received a Priority Review Voucher, or PRV, and sold the PRV for aggregate net proceeds of $148.0 million. We had previously recorded an indefinite lived intangible asset for the PRV of $48.1 million in connection with the acquisition of Agilis in 2018, which was included as part of the book balance of our PTC-AADC indefinite lived intangible asset balance. Accordingly, we derecognized the book value of the PRV and recorded a gain of $99.9 million upon the sale.

Income tax expense. Income tax expense was $14.0 million for the year ended December 31, 2025, an increase of $13.8 million, or over 100%, from income tax expense of $0.2 million for the year ended December 31, 2024. The increase in income tax expense was driven by the income recognized related to the Novartis Agreement. Additionally, we incur income tax expenses in various foreign jurisdictions, and our foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions.

Year ended December 31, 2024 compared to year ended December 31, 2023

The following table summarizes revenues and selected expense and other income data for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,		Change
(in thousands)	2024	2023	2024 vs. 2023
Net product revenue	$582,145	$638,177	$(56,032)
Collaboration revenue	304	100,030	$(99,726)
Royalty revenue	203,864	168,856	$35,008
Translarna France	18,806	23,072	$(4,266)
Manufacturing revenue	1,661	7,687	$(6,026)
Cost of product sales, excluding amortization of acquired intangible assets	57,398	65,486	$(8,088)
Amortization of acquired intangible assets	60,738	222,635	$(161,897)
Research and development expense	534,480	666,563	$(132,083)
Selling, general and administrative expense	300,911	332,540	$(31,629)
Change in the fair value of contingent consideration	(4,475)	(127,700)	$123,225
Intangible asset impairment	159,548	217,800	$(58,252)
Tangible asset impairment and losses on transactions, net	750	—	$750
Interest expense, net	(166,993)	(129,180)	$(37,813)
Other income, net	6,544	10,130	$(3,586)
Gain on sale of priority review voucher	99,900	—	$99,900
Loss on extinguishment of debt	—	(137,558)	$137,558
Income tax (expense) benefit	(176)	69,506	$(69,682)

Net product revenue. Net product revenue was $582.1 million for the year ended December 31, 2024, a decrease of $56.0 million, or 9%, from net product revenue of $638.2 million for the year ended December 31, 2023. Translarna net product revenues were $321.1 million for the year ended December 31, 2024, a decrease of $11.7 million, or 4%, compared to $332.8 million for the year ended December 31, 2023. These results were due to the timing of bulk patient orders, as well as the residual impact from the CHMP negative opinion in September 2023. Emflaza net product revenues were $207.2 million for the year ended December 31, 2024, a decrease of $47.9 million, or 19%, compared to $255.1 million for the year ended December 31, 2023. These results were driven by the expiration of Emflaza’s orphan drug exclusivity in February 2024. The remaining change of $3.5 million was due to an increase of $5.4 million in net product sales relating to Tegsedi and Waylivra, and a decrease in net product sales of $1.9 million relating to Upstaza.

Collaboration revenue. Collaboration revenue was $0.3 million for the year ended December 31, 2024, a decrease of $99.7 million, or 100%, from collaboration revenue of $100.0 million for the year ended December 31, 2023. The decrease relates to a sales milestone of $100.0 million that was recognized for the achievement of $1.5 billion in worldwide annual net sales from Evrysdi in the year ended December 31, 2023.

Royalty revenue. Royalty revenue was $203.9 million for the year ended December 31, 2024, an increase of $35.0 million, or 21%, from $168.9 million for the year ended December 31, 2023. The increase in royalty revenue was due to higher Evrysdi sales in the year ended December 31, 2024, compared to the year ended December 31, 2023. In accordance with the SMA License Agreement, we record royalty revenues based on worldwide annual net sales of Evrysdi.

Translarna France. In the year ended December 31, 2025, we changed our estimates for our sales allowance related to Translarna revenues in France, primarily based on our recent communications with the French pricing authorities subsequent to the EC’s adoption of the opinion of the CHMP of the EMA to not renew the authorization of Translarna for the treatment of nmDMD. Translarna France revenues were reclassified from net product revenues to the Translarna France line item on the consolidated statement of operations for the periods ended December 31, 2024 and December 31, 2023 to allow revenue for sales of Translarna in France to be comparable.

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

Research and development expense. Research and development expense was $534.5 million for the year ended December 31, 2024, a decrease of $132.1 million, or 20%, compared to $666.6 million for the year ended December 31, 2023. The decrease in research and development expenses related to decreases in program spend related to our strategic portfolio prioritization as we continued to focus our resources on our differentiated, high potential research and development programs. Research and development expense also included a total of $65.0 million of regulatory success-based milestones paid to the former Censa securityholders for the year ended December 31, 2024, as compared to a $30.0 million success-based development milestone paid to the former Censa securityholders for the year ended December 31, 2023.

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

Gain on sale of priority review voucher. Gain on sale of priority review voucher was $99.9 million for the year ended December 31, 2024, an increase of $99.9 million, or 100%, from gain on sale of priority review voucher of $0.0 million for the year ended December 31, 2023. In connection with our FDA approval of Kebilidi, we received a PRV and sold the PRV for aggregate net proceeds of $148.0 million. We had previously recorded an indefinite lived intangible asset for the PRV of $48.1 million in connection with the acquisition of Agilis in 2018, which was included as part of the book balance of our PTC-AADC indefinite lived intangible asset balance. Accordingly, we derecognized the book value of the PRV and recorded a gain of $99.9 million upon the sale.

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

Liquidity and capital resources

Sources of liquidity

While we have generated net income in the year ended December 31, 2025, we have historically incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. To date, our product revenue has primarily consisted of sales of Translarna for the treatment of nmDMD in territories outside of the United States and from Emflaza for the treatment of DMD in the United States. Beginning in the second half of 2025, our net product revenues also includes sales of Sephience for the treatment of PKU. Our ability to generate product revenue from any of our products will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors, as the case may be, depending on the country in which our products are marketed, and the rate and degree of market acceptance and clinical utility of any of our products.

Additionally, for Emflaza, its seven-year period of orphan drug exclusivity related to the treatment of DMD in patients five years and older expired in February 2024. With the expiration of this orphan drug exclusivity, we have seen an increase in competition from generics, which has, and we expect will continue to have, a negative impact on Emflaza net product revenue. Emflaza’s orphan drug exclusivity related to the treatment of DMD in patients two years of age to less than five expires in June 2026.

Additionally, for Translarna, our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorizations in other geographies and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs or similar styled programs in the EEA and other territories. While Translarna previously had conditional approval in the EEA, in March 2025, the European Commission adopted the negative opinion of the Committee of Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, to not renew the conditional marketing authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the EU can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. There is a substantial risk that as a result of the EC’s adoption of the CHMP’s negative opinion we will lose a significant portion of our ability to generate revenue from sales of Translarna in the EEA. Additionally, the loss of the Translarna marketing authorization in the EEA and the withdrawal of the Translarna NDA in the United States may influence regulatory entities in other jurisdictions in which Translarna has been approved to reassess such approvals. There is substantial risk that we will be unable to maintain our marketing authorizations in these countries. Even in countries where our marketing authorization is maintained, there may be an impact on pricing and reimbursement of Translarna within those countries.

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

Holders may convert their 2026 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2026 only under the following circumstances: (1) during any calendar quarter commencing on or after December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price (as defined in the 2026 Convertible Notes Indenture) per $1,000 principal amount of 2026 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) during any period after we have issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or (4) upon the occurrence of specified corporate events. The 2026 Convertible Notes are currently convertible. On or after March 15, 2026, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2026 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or any combination thereof at our election. The 2026 Convertible Notes will mature on September 15, 2026, unless earlier redeemed or converted.

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

We have received fundings from Royalty Pharma under the A&R Royalty Purchase Agreement in July 2020, October 2023, June 2024 and December 2025, totaling $2.1 billion. In exchange for these fundings, we sold Royalty Pharma 100% of the Royalty.

In November 2024, we and Novartis entered into the Novartis Agreement relating to our votoplam HD program which includes related molecules. Pursuant to the Novartis Agreement, we were responsible for conducting the Phase 2A clinical trial of votoplam, which is complete, and have transitioned sponsorship of the ongoing OLE clinical trial to Novartis. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and can receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales.

Cash flows

As of December 31, 2025, we had cash and cash equivalents and marketable securities of $1,945.4 million.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Years ended
	December 31,
(in thousands)	2025	2024	2023
Cash provided (used in) by:
Operating activities	$711,196	$(107,688)	$(158,418)
Investing activities	$(861,984)	$44,182	$(176,737)
Financing activities	$331,094	$255,866	$646,400

Net cash provided by operating activities was $711.2 million for the year ended December 31, 2025. Net cash used in operating activities was $107.7 million, and $158.4 million for the years ended December 31, 2024, and 2023, respectively. The net cash provided by operating activities for the year ended December 31, 2025, was primarily related to the upfront payment of $1.0 billion in cash received upon the closing of the Novartis Agreement in January 2025, partially offset by spend supporting clinical development and commercial activities. The net cash used in operating activities primarily related to supporting clinical development and commercial activities for the years ended December 31, 2024, and 2023.

Net cash used in investing activities was $862.0 million for the year ended December 31, 2025. Net cash provided by investing activities was $44.2 million for the year ended December 31, 2024.  Net cash used in investing activities was $176.7 million for the year ended December 31, 2023. The cash used in investing activities for the year ended December 31, 2025, was primarily attributable to acquisition of product rights, purchases of marketable securities, and purchases of fixed assets, offset by the sale of marketable securities, sale of ClearPoint equity investments, and proceeds from sales of fixed assets. The cash provided by investing activities for the year ended December 31, 2024 was primarily attributable to the sale of marketable securities, proceeds from sales of fixed assets, proceeds from the sale of the PRV, and proceeds from settlement of the ClearPoint convertible debt security, offset by the acquisition of product rights, purchases of marketable securities, and purchases of fixed assets. The cash used in investing activities for the year ended December 31, 2023 is primarily attributable to the purchases of marketable securities, purchases of fixed assets, and the acquisition of product rights, offset by the sale of marketable securities and the sale of ClearPoint equity investments.

Net cash provided by financing activities was $331.1 million, $255.9 million, and $646.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The cash provided by financing activities for the years ended December 31, 2025 and 2024 were primarily attributable to the proceeds received from the A&R Royalty Purchase

Agreement, exercise of options, issuance of stock under our Employee Stock Purchase Plan, or ESPP, offset by payments on contingent consideration obligation, and payments on our finance lease principal. The cash provided by financing activities for the year ended December 31, 2023 was primarily attributable to the proceeds received from the A&R Royalty Purchase Agreement, exercise of options, issuance of stock under our ESPP, offset by the repayment of the senior secured term loan, debt issuance costs, debt extinguishment costs related to senior secured term loan, and payments on our finance lease principal.

Funding requirements

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America, Japan and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses.

In addition, our expenses will increase if and as we:

●	seek to satisfy contractual and regulatory obligations that we assumed through our acquisitions and collaborations;
●	execute our commercialization strategy for our products, including initial commercialization launches of our products, label extensions or entering new markets;
●	are required to complete any additional clinical trials, non-clinical studies or Chemistry, Manufacturing and Controls, or CMC, assessments or analyses in order to advance our products or product candidates in the United States or elsewhere;
●	initiate or continue the research and development of our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	seek to discover and develop additional product candidates;
●	seek to expand and diversify our product pipeline through strategic transactions;
●	maintain, expand and protect our intellectual property portfolio; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We believe that our cash flows from product sales, together with existing cash and cash equivalents, and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;
●	our plans for vatiquinone including with respect to the expected timing of clinical trials and studies, availability of data, regulatory submissions and responses, meetings with regulatory agencies, and other matters;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization;
●	the costs, timing and outcome of regulatory review of our splicing and inflammation and ferroptosis programs and Sephience, Translarna and Upstaza/Kebilidi in other territories;
●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of any potential future growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and inflammation and ferroptosis programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our inflammation and ferroptosis platform and Censa and our licensing of Tegsedi and Waylivra;
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.
●	the progress and results of activities for our votoplam program, including our right to receive any development, regulatory and sales milestones, profit sharing and royalty payments from Novartis; and
●	unexpected decreases in revenue or increase in expenses resulting from potential widespread outbreaks of contagious disease.

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $4.3 million annually.

In June 2025, the EC granted marketing authorization to Sephience for the treatment of children and adults living with PKU in the EEA, which triggered a $25.0 million milestone payment to the former Censa securityholders. Pursuant to the Censa Merger Agreement, in July 2025, a $32.5 million milestone payment from the Company to the former Censa securityholders was triggered when the FDA approved Sephience for the treatment of children and adults living with PKU. Pursuant to the Censa Rights Satisfaction Agreement, in August 2025, an upfront cash consideration of $225.1 million was paid to the former Censa securityholders. The cash considerations and milestones were paid and recorded on the consolidated balance sheets within intangible asset, net during the year ended December 31, 2025.

On November 13, 2024, our BLA for Kebilidi for the treatment of AADC deficiency was approved by the FDA. In connection with the approval, we were granted a rare disease PRV. The FDA approval of the BLA and the PRV triggered $11.0 million regulatory milestone, which was paid during the year ended December 31, 2025. As of December 31, 2025, there are no remaining regulatory milestones. As of December 31, 2025, the remaining potential sales milestones related to Upstaza/Kebilidi is up to $50.0 million, however we have determined that the probability of triggering these milestones is remote.

We also have certain significant contractual obligations and commercial commitments that require funding. We lease office and shell condition, modifiable space for our principal office in Warren, New Jersey and we occupy under leases that expire in 2039, with three consecutive five-year renewal options to renew the leases at our option. Additionally, we entered into a lease agreement for approximately 103,000 square feet of laboratory and office space in Bridgewater, New Jersey. The rental term for such facility commenced on May 1, 2020 with an initial term of seven years and two consecutive five year renewal periods at our option. In addition, we lease office space, vehicles and equipment in various other locations in the U.S. and other countries for our employees and operations. We have a total of $156.9 million in obligations that stem from our operating leases.

We have a total of $6.0 million in obligations that stem from a commercial manufacturing services agreement entered into with MassBio on June 19, 2020. Pursuant to the terms of the agreement, MassBio agreed to provide us with four dedicated rooms for our Upstaza/Kebilidi program.

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

We have entered into a sponsored research agreement with the SMA Foundation in connection with our SMA program. We may become obligated to pay the SMA Foundation single-digit royalties on worldwide net product sales of any collaboration product that we successfully develop and subsequently commercialize or, with respect to collaboration products we outlicense, including Evrysdi, a specified percentage of certain payments we receive from our licensee. We are not obligated to make such payments unless and until annual sales of a collaboration product exceed a designated threshold. Since inception, the SMA Foundation has earned $52.5 million, all of which was paid as of December 31, 2025.  We have reached our obligation to make such payments to the SMA Foundation of an aggregate of $52.5 million as of December 31, 2025. Refer to “Ongoing Acquisition- Related Obligations” in Item 1. Business.

On May 29, 2020, we acquired Censa pursuant to an Agreement and Plan of Merger, dated as of May 5, 2020, or the Censa Merger Agreement, by and among us, Hydro Merger Sub, Inc., our wholly owned, indirect subsidiary, and, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Censa, Shareholder Representative Services LLC, or the Censa Merger.

In addition to the upfront consideration paid to the Censa securityholders upon the closing of the Censa Merger, pursuant to the Censa Merger Agreement, Censa securityholders will be entitled to receive contingent payments from us based on (i) the achievement of certain development and regulatory milestones up to an aggregate maximum amount of $217.5 million for sepiapterin’s two most advanced programs and receipt of a priority review voucher from the FDA as set forth in the Censa Merger Agreement, (ii) $109 million in development and regulatory milestones for each additional indication of sepiapterin, (iii) the achievement of certain net sales milestones up to an aggregate maximum amount of $160.0 million, including payments of $30.0 million for the first occurrence of a four consecutive calendar quarter period in which aggregate Net Sales of Product (as defined below) exceed $250.0 million, $50.0 million for the first occurrence of a four consecutive calendar quarter period in which aggregate Net Sales of Product exceed $500.0 million, and $80.0 million for the first occurrence of a four consecutive calendar quarter period in which aggregate Net Sales of Product exceed $1.0 billion (iv) a percentage of annual net sales during specified terms, equal to  (a) 8% of annual Net Sales of Product for that portion of annual Net Sales of Product less than or equal to $250.0 million, (b) 10% of annual Net Sales of Product for that portion of annual Net Sales of Product greater than $250.0 million but less than $500.0 million and (c) 12% of annual Net Sales of Product for that portion of annual Net Sales of Product greater than $500.0 million, which we collectively refer to as the Net Sales Payments, and (v) any sublicense fees paid to us in consideration of any sublicense of Censa’s intellectual property to commercialize sepiapterin, on a country-by-country basis, which contingent payment will equal to a mid-double digit percentage of any such sublicense fees. We have paid $152.5 million in regulatory and development milestones related to Sephience, including in 2025, when we paid $25.0 million and $32.5 million in milestones to the former Censa securityholders when the EC granted marketing authorization to Sephience, and when the FDA approved Sephience for the treatment of children and adults living with PKU, respectively.

On August 5, 2025, we, certain of the former securityholders of Censa, or the Participating Rightsholders, and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC entered into a Rights Satisfaction Agreement, or the Rights Satisfaction Agreement, pursuant to which the Participating Rightsholders agreed to the cancellation and forfeiture of their rights to receive certain contingent payments from us based on worldwide annual net sales by us of products containing sepiapterin, or Net Sales of Product, under the Censa Merger Agreement in exchange for the consideration set forth in the Rights Satisfaction Agreement and further detailed below.

Pursuant to the terms of the Rights Satisfaction Agreement, the Participating Rightsholders have canceled and forfeited their rights under the Censa Merger Agreement to receive the Net Sales Payments.

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

At the Closing, based on the participation of former Censa securityholders holding approximately 90% of Censa’s equity securities prior to the consummation of the transactions contemplated by the Censa Merger Agreement, we paid an aggregate amount of Upfront Consideration in cash of $225.1 million. Additionally, we are obligated to make Additional Milestone Payments in an amount equal to approximately $90.0 million upon achievement of each of the (i) first occurrence of a three or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $3.0 billion, (ii) first occurrence of a five or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $5.0 billion, (iii) first occurrence of a seven or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $7.0 billion, (iv) first occurrence of a nine or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $9.0 billion and (v) first occurrence of an 11 or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $11.0 billion. If any additional former securityholder of Censa executes and delivers a joinder to the Rights Satisfaction Agreement and becomes a party thereto, we will pay such former securityholder an amount in cash equal to such former securityholder’s applicable pro rata share of the Upfront Consideration (less any Net Sale Payments previously received) and any Additional Milestone Payments that become payable to Participating Rightsholders under the Rights Satisfaction Agreement.

Additionally, we have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

We will need to generate significant revenues to achieve and sustain profitability and we may never do so. We may need to obtain substantial additional funding in connection with our continuing operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs primarily through a combination of equity offerings, debt financings, collaborations, strategic alliances, grants and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product and product candidates and marketing, distribution or licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. There were no investments classified as long-term at December 31, 2025. At December 31, 2025, we held $1,945.4 million in cash and cash equivalents and marketable securities. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements.

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

As a result of our ex-U.S. operations, we face exposure to movements in foreign currency exchange rates, including the British Pound, Euro, Brazilian Real, and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, intercompany loans and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates may be partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. For the year ended December 31, 2025, we recognized realized foreign currency transaction losses, net, of $11.3 million, which is recorded within other income, net on the Statement of Operations. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the British Pound, Euro, Brazilian Real, or Swiss Franc from the December 31, 2025 rate would not have a significant impact on our cash flows. We are not currently engaged in any foreign currency hedging activities. We will evaluate the use of derivative financial instruments to hedge our exposure as the needs and risks should arise.

In September 2019, we issued $287.5 million of 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes. We do not have economic interest rate exposure on the 2026 Convertible Notes as they have a fixed annual interest rate of 1.50%. However, the fair value of the 2026 Convertible Notes is exposed to interest rate risk. We do not carry the 2026 Convertible Notes at fair value on our balance sheet but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the 2026 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. The 2026 Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The estimated fair value of the 2026 Convertible Notes was approximately $424.5 million as of December 31, 2025.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PTC Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Variable consideration in contracts with customers relating to Medicaid
Description of the Matter

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

Iselin, New Jersey

February 19, 2026

PTC Therapeutics, Inc.

Consolidated Balance Sheets

In thousands, except shares

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$984,648	$779,709
Marketable securities	960,723	359,987
Trade and royalty receivables, net	181,621	158,554
Inventory, net	79,647	23,194
Prepaid expenses and other current assets	67,309	44,087
Total current assets	2,273,948	1,365,531
Fixed assets, net	55,371	60,970
Intangible assets, net	388,753	118,794
Goodwill	82,341	82,341
Operating lease ROU assets	80,053	56,685
Deposits and other assets	18,301	20,703
Total assets	$2,898,767	$1,705,024
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$381,272	$304,292
Current portion of long-term debt	286,631	—
Deferred revenue	2,040	5,505
Operating lease liabilities- current	12,484	10,363
Finance lease liabilities- current	3,000	3,000
Liability for sale of future royalties- current	283,000	257,821
Total current liabilities	968,427	580,981
Long-term debt	—	285,412
Contingent consideration payable	—	800
Operating lease liabilities- noncurrent	93,583	74,947
Finance lease liabilities- noncurrent	3,000	15,574
Liability for sale of future royalties- noncurrent	2,025,366	1,823,955
Other long-term liabilities	13,704	21,426
Total liabilities	3,104,080	2,803,095
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 81,474,366 shares at December 31, 2025. Authorized 250,000,000 shares; issued and outstanding 77,704,188 shares at December 31, 2024.	80	77
Additional paid-in capital	2,748,335	2,574,611
Accumulated other comprehensive income (loss)	10,501	(25,886)
Accumulated deficit	(2,964,229)	(3,646,873)
Total stockholders’ deficit	(205,313)	(1,098,071)
Total liabilities and stockholders’ deficit	$2,898,767	$1,705,024

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations

In thousands, except shares and per share data

	Year ended December 31,
	2025	2024	2023
Revenues:
Net product revenue	$586,703	$582,145	$638,177
Collaboration and license revenue	998,357	304	100,030
Royalty revenue	244,224	203,864	168,856
Translarna France	(98,629)	18,806	23,072
Manufacturing revenue	—	1,661	7,687
Total revenues	1,730,655	806,780	937,822
Operating expenses:
Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets	47,013	57,398	65,486
Amortization of acquired intangible assets	24,742	60,738	222,635
Research and development	455,249	534,480	666,563
Selling, general and administrative	347,143	300,911	332,540
Change in the fair value of contingent consideration	(800)	(4,475)	(127,700)
Intangible asset impairment	—	159,548	217,800
Tangible asset impairment and (gains) losses on transactions, net	(9,627)	750	—
Total operating expenses	863,720	1,109,350	1,377,324
Income (loss) from operations	866,935	(302,570)	(439,502)
Interest expense, net	(152,230)	(166,993)	(129,180)
Other (expense) income, net	(18,086)	6,544	10,130
Gain on sale of priority review voucher	—	99,900	—
Loss on extinguishment of debt	—	—	(137,558)
Income (loss) before income tax (expense) benefit	696,619	(363,119)	(696,110)
Income tax (expense) benefit	(13,975)	(176)	69,506
Net income (loss) attributable to common stockholders	$682,644	$(363,295)	$(626,604)
Weighted-average shares outstanding:
Basic (in shares)	79,534,290	76,845,055	74,838,292
Diluted (in shares)	88,311,494	76,845,055	74,838,292
Net income (loss) per share—basic (in dollars per share)	$8.58	$(4.73)	$(8.37)
Net income (loss) per share—diluted (in dollars per share)	$7.78	$(4.73)	$(8.37)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive Income (Loss)

In thousands

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$682,644	$(363,295)	$(626,604)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	518	(57)	820
Foreign currency translation gain (loss), net of tax	35,869	(24,544)	(6,901)
Comprehensive income (loss)	$719,031	$(387,896)	$(632,685)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit

In thousands, except shares

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance, December 31, 2022	73,104,692	$72	$2,305,020	$4,796	$(2,656,974)	$(347,086)
Issuance of common stock in connection with a milestone payable	657,462	1	29,569	—	—	29,570
Exercise of options	822,482	1	24,039	—	—	24,040
Restricted stock vesting and issuance, net	915,203	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	209,050	—	5,954	—	—	5,954
Share-based compensation expense	—	—	101,636	—	—	101,636
Receivable from investor	—	—	15	—	—	15
Net loss	—	—	—	—	(626,604)	(626,604)
Comprehensive loss	—	—	—	(6,081)	—	(6,081)
Balance, December 31, 2023	75,708,889	$75	$2,466,233	$(1,285)	$(3,283,578)	$(818,555)
Retired Shares	(20)	—	—	—	—	—
Exercise of options	824,813	1	28,564	—	—	28,565
Restricted stock vesting and issuance, net	963,543	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	206,963	—	5,199	—	—	5,199
Share-based compensation expense	—	—	74,615	—	—	74,615
Net loss	—	—	—	—	(363,295)	(363,295)
Comprehensive loss	—	—	—	(24,601)	—	(24,601)
Balance, December 31, 2024	77,704,188	$77	$2,574,611	$(25,886)	$(3,646,873)	$(1,098,071)
Exercise of options	2,368,180	2	93,100	—	—	93,102
Restricted stock vesting and issuance, net	1,254,163	1	—	—	—	1
Issuance of common stock in connection with an employee stock purchase plan	147,835	—	5,944	—	—	5,944
Share-based compensation expense	—	—	74,547	—	—	74,547
Receivable from investor	—	—	133	—	—	133
Net income	—	—	—	—	682,644	682,644
Comprehensive income	—	—	—	36,387	—	36,387
Balance, December 31, 2025	81,474,366	$80	$2,748,335	$10,501	$(2,964,229)	$(205,313)

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows

In thousands

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$682,644	$(363,295)	$(626,604)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,815	75,663	236,590
Non-cash operating lease expense	7,467	7,752	9,827
Non-cash royalty revenue related to sale of future royalties	(228,568)	(181,507)	(93,460)
Non-cash interest expense on liability related to sale of future royalties	215,158	207,394	104,790
Intangible asset impairment	—	159,548	217,800
Change in valuation of contingent consideration	(800)	(4,475)	(127,700)
Tangible asset impairment	1,018	4,095	—
Loss on sale of fixed assets	130	4,298	—
Gain on lease terminations	—	(2,179)	—
Gain on lease modification	(10,775)	(5,464)	—
Gain on sale of priority review voucher	—	(99,900)	—
Unrealized (gain) loss on ClearPoint Equity Investments	(5,734)	(7,685)	1,515
Unrealized loss on ClearPoint convertible debt security	—	1,931	2,678
Realized loss on sale of ClearPoint Equity Investment	7,081	—	782
Realized loss on ClearPoint convertible debt security	—	622	—
Realized gain on sale of marketable securities - equity investments	—	—	(4,383)
Unrealized gain on marketable securities - equity investments	(3,960)	(2,572)	(2,517)
Non-cash stock consideration, milestone payment	—	—	29,570
Disposal of asset	163	345	806
Deferred income taxes	(3)	(55,912)	(46,930)
Amortization of discounts on investments, net	(18,022)	(12,529)	(2,200)
Amortization of debt issuance costs	1,219	1,198	1,873
Loss on extinguishment of debt	—	—	55,625
Share-based compensation expense	74,547	74,615	101,636
Unrealized foreign currency transaction losses (gains), net	3,380	(10,374)	(14,113)
Changes in operating assets and liabilities:
Inventory, net	(53,896)	6,164	(8,183)
Prepaid expenses and other current assets	(36,818)	98,763	(44,992)
Trade and royalty receivables, net	(10,151)	1,732	(1,539)
Deposits and other assets	2,638	12,459	5,222
Accounts payable and accrued expenses	71,741	(33,322)	48,346
Other liabilities	(17,396)	11,830	(2,307)
Deferred revenue	(3,998)	4,917	(550)
Payments on contingent consideration	(4,684)	(1,800)	—
Net cash provided by (used in) operating activities	711,196	(107,688)	(158,418)
Cash flows from investing activities
Purchases of fixed assets	(8,860)	(6,502)	(28,438)
Proceeds from sale of fixed assets	70	28,056	—
Proceeds from sale of priority review voucher	—	150,000	—
Purchases of marketable securities- available for sale	(1,363,530)	(607,984)	(174,086)
Purchases of marketable securities- equity investments	(53,628)	(59,377)	(38,398)
Sale of marketable securities- available for sale	783,896	549,609	21,544
Sale of marketable securities- equity investments	58,808	48,127	132,228
Sale of ClearPoint Equity Investments	12,412	—	2,594
Proceeds from settlement of Clearpoint convertible debt security	—	10,000	—
Acquisition of product rights and licenses	(291,152)	(67,747)	(92,181)
Net cash (used in) provided by investing activities	(861,984)	44,182	(176,737)
Cash flows from financing activities
Proceeds from exercise of options	93,102	28,565	24,040
Proceeds from employee stock purchase plan	5,944	5,199	5,954
Repayment of senior secured term loan	—	—	(300,000)
Debt extinguishment costs related to senior secured term loan	—	—	(81,933)
Cash consideration received from A&R Royalty Purchase Agreement	240,000	241,792	1,000,000
Debt issuance costs related to senior secured term loan	—	—	(282)
Payments on contingent consideration obligation	(6,341)	(18,200)	—
Payment of finance lease principal	(1,611)	(1,490)	(1,379)
Net cash provided by financing activities	331,094	255,866	646,400
Effect of exchange rate changes on cash	22,712	(7,328)	3,114
Net increase in cash and cash equivalents	203,018	185,032	314,359
Cash and cash equivalents, and restricted cash beginning of period	795,316	610,284	295,925

Cash and cash equivalents, and restricted cash end of period	$998,334	$795,316	$610,284
Supplemental disclosure of cash information
Cash paid for interest	$5,702	$5,823	$36,131
Total income taxes paid, net of refunds received:
Federal	26,640	—	—
State:
Illinois	4,376	—	—
Other State	854	—	—
Foreign:
Brazil	3,143	—	—
Other Foreign	1,841	—	—
Total income taxes paid, net of refunds received	$36,854	$17,550	$14,155
Supplemental disclosure of non-cash investing and financing activity
Unrealized gain (loss) on marketable securities, net of tax	$518	$(57)	$820
Right-of-use assets obtained in exchange for operating lease obligations	$27,675	$6,462	$—
Acquisition of product rights and licenses	$1,367	$420	$54,618
Fixed asset additions through tenant improvement allowance	$766	$18,848	$—
Accrued brokerage fees in connection with sale of priority review voucher	$—	$2,000	$—
Milestone payable	$416	$11,025	$2,500
Capital expenditures unpaid at the end of the period	$126	$70	$—

See accompanying consolidated notes.

PTC Therapeutics, Inc.

Notes to consolidated financial statements

December 31, 2025

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

The Company has developed Sephience™ (sepiapterin), a product for the treatment of phenylketonuria (“PKU”), a rare inherited metabolic disease characterized by the body’s inability to break down an essential amino acid called phenylalanine, and which can result in neurological and other symptoms. In June 2025, Sephience was granted marketing authorization by the European Commission (“EC”) for the treatment of children and adults living with PKU within the European Economic Area (“EEA”). In July 2025, Sephience was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of pediatric and adult patients living with PKU in the United States age one month and above. In December 2025, Sephience was approved by the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for the treatment of children and adults living with PKU. In February 2026, Sephience was approved by ANVISA, the Brazilian health regulatory authority, for the treatment of children and adults living with PKU in Brazil. Sephience is also approved in additional geographies.

The Company has two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy (“DMD”), a rare, life-threatening disorder. While Translarna previously had conditional approval in the EEA, in March 2025, the European Commission, or EC, adopted the negative opinion of the Committee of Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, to not renew the conditional marketing authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the European Union, or EU, can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. Translarna has marketing authorization in additional geographies outside of the EEA, but the EC adoption of the CHMP negative opinion may affect future reauthorizations. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

Translarna is an investigational new drug in the United States. During the first quarter of 2017, the Company filed an NDA for Translarna for the treatment of nmDMD over protest with the FDA. In October 2017, the Office of Drug Evaluation I of the FDA issued a CRL for the NDA, stating that it was unable to approve the application in its current form. In response, the Company filed a formal dispute resolution request with the Office of New Drugs of the FDA. In February 2018, the Office of New Drugs of the FDA denied the Company’s appeal of the CRL. In its response, the Office of New Drugs recommended a possible path forward for the Company’s ataluren NDA submission based on the accelerated approval pathway. The Company followed the FDA’s recommendation and collected, using newer technologies via procedures and methods that the Company designed in a new study, Study 045, and announced the results of Study 045 in February 2021. Study 045 did not meet its pre-specified primary endpoint. In June 2022, the Company announced top-line results from the placebo-controlled trial of Study 041, which was its 18 months, placebo-controlled trial, followed by an 18 months open label extension, of Translarna in the treatment of ambulatory patients with nmDMD aged five years or older. Following this announcement, the Company submitted a meeting request to the FDA to gain clarity on the regulatory pathway for a potential re-submission of an NDA for Translarna. The FDA provided initial written feedback that Study 041 does not provide substantial evidence of effectiveness to support NDA re-submission. The Company held a Type C

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

meeting with the FDA in the fourth quarter of 2023 to discuss the totality of Translarna data. Based on feedback from the FDA, the Company re-submitted the NDA in July 2024, based on the results from Study 041 and from its international drug registry study for nmDMD patients receiving Translarna. In October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. Following feedback from FDA at the end of January 2026, the Company decided to withdraw the NDA resubmission for Translarna. Further development of Translarna for the treatment of nmDMD in the United States is not planned.

The Company has developed Upstaza (eladocagene exuparvovec), a gene therapy used for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare central nervous system (“CNS”) disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. In November 2024, the Company’s biologics license application (“BLA”) for its gene therapy treatment of AADC deficiency was approved by the FDA. This gene therapy is marketed under the brand name Kebilidi in the United States.

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

In addition to the Company’s SMA program, the Company’s splicing platform also includes votoplam (PTC518), which is being developed for the treatment of Huntington’s disease (“HD”). The Company initiated a Phase 2 study of votoplam for the treatment of HD in the first quarter of 2022, which consisted of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on votoplam biomarker effect. In June 2024, the Company announced interim results from the full Phase 2 study of votoplam. At month 12, votoplam treatment demonstrated durable dose-dependent lowering of mutant HTT (“mHTT”) protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, votoplam continued to be well tolerated. In September 2024, the FDA granted Fast Track designation to the votoplam program for the treatment of HD. In December 2024, the Company held a Type C meeting with the FDA to discuss whether huntingtin protein lowering could be considered a surrogate endpoint for

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

accelerated approval of votoplam. The FDA was aligned on the scientific rationale and asked to see additional data supportive of an association between huntingtin protein lowering and changes in clinical outcome scores. In May 2025, the Company announced that the Phase 2 study of votoplam met its primary endpoints of blood HTT lowering and safety. The results on the full study population are consistent with the previously reported evidence of dose-dependent HTT lowering, favorable safety profile and early signals of dose-dependent clinical effect at 12 months in Stage 2 patients. In addition, at 24 months of treatment, there were continued trends of dose-dependent favorable clinical effect relative to a propensity-matched natural history cohort as well as dose-dependent NfL lowering. In November 2024, the Company entered into a License and Collaboration Agreement (the “Novartis Agreement”) with Novartis Pharmaceuticals Corporation (“Novartis”), relating to its votoplam HD program which included related molecules. This transaction closed in January 2025, triggering a $1.0 billion upfront cash payment to the Company. In the fourth quarter of 2025, an End-of-Phase 2 meeting was held with FDA, and alignment was reached on design of a global Phase 3 clinical trial, which the Company expects that Novartis will initiate in the first half of 2026. This trial could serve as the confirmatory study in the context of Accelerated Approval, or as a registration trial. The Company also expects to have results from the Phase 2 PIVOT-HD extension study of votoplam in the first half of 2026, once all participants cross the 24-month time point.

The Company’s inflammation and ferroptosis platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS and non-CNS diseases. The most advanced molecule in the Company’s inflammation and ferroptosis platform is vatiquinone. The Company announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich’s ataxia (“FA”), called MOVE-FA, in May 2023. While the study did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In October 2024, the Company announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, the Company submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In February 2025, the FDA accepted for filing the NDA. In August 2025, the FDA issued a complete response letter related to the NDA stating that substantial evidence of efficacy was not demonstrated for vatiquinone and that an additional adequate and well-controlled study would be needed to support NDA resubmission. The Company met with the FDA in the fourth quarter of 2025 to discuss the vatiquinone development program. FDA suggested an additional study be conducted to support NDA resubmission. FDA stated in the meeting minutes that this study could be an open label study with a natural history control group. The Company plans to meet with FDA in the second quarter of 2026 to discuss the design of this new study.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

As of December 31, 2025, the Company had an accumulated deficit of approximately $2,964.2 million. The Company has financed its operations to date primarily through the private offerings of convertible senior notes (see Note 7), public and “at the market offerings” of common stock, proceeds from royalty purchase agreements (see Note 7), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by the Company’s product candidates. The Company has also relied on revenue generated from net sales of its products. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company has also relied on revenues associated with the Novartis Agreement. The Company expects that cash flows from the sales of its products, milestone payments from Novartis,

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows:

	End of	Beginning of
	period-	period-
	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$984,648	$779,709
Restricted cash included in deposits and other assets	13,686	15,607
Total Cash, cash equivalents and restricted cash per consolidated statement of cash flows	$998,334	$795,316

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

Consolidation

The consolidated financial statements include the accounts of PTC Therapeutics, Inc. and its wholly owned subsidiaries. All inter-company accounts, transactions, and profits have been eliminated in consolidation.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM consists of the chief executive officer, the chief financial officer, and the chief business officer. The Company views its operations and manages its business in one operating and reporting segment: life science. The life science segment is focused on the discovery, development and commercialization of the Company’s clinically differentiated medicines that provide benefits to patients with rare disorders.  The Company is managed on a consolidated basis, and accordingly, the CODM assesses performance for the life science segment based on net income (loss), with a focus on revenues, research and development expense, and selling general, and administrative expense. Net income (loss) is reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company derives its revenues through its worldwide net sales of its commercial products, collaboration agreements and license agreements, and royalty revenues. Refer to Note 15 for further segment information on revenues.

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

Marketable securities

The Company’s marketable securities consists of both debt securities and equity investments. The Company considers its investments in debt securities with original maturities of greater than 90 days to be available for sale securities. Securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income (loss). The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. If the criteria are not met, the Company evaluates whether the decline in fair value has resulted from a credit loss or other factors. In making this assessment, management considers, among other factors, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If this assessment

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. For the years ended December 31, 2025 and 2024, no allowance was recorded for credit losses.

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

Fixed assets

Fixed assets are stated at cost. Depreciation is computed starting when the asset is placed into service on a straight-line basis over the estimated useful life of the related asset as follows:

Leasehold improvements	Lesser of useful life or remaining lease term
Computer equipment and software	3 years
Machinery and lab equipment	7 years
Furniture and fixtures	7 years

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

The following table summarizes the components of the Company’s inventory for the periods indicated:

	December 31, 2025	December 31, 2024
Raw materials	$2,291	$2,538
Work in progress	55,686	12,216
Finished goods	21,670	8,440
Total inventory	$79,647	$23,194

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. The Company recorded write downs of $5.2 million and $13.2 million for the years ended December 31, 2025 and 2024, respectively, primarily related to adjustments to inventory reserves and product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product sales. For the years ended December 31, 2025 and December 31, 2024, these amounts were immaterial.

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

Revenue recognition

Net product revenue

The Company’s net product revenue primarily consists of sales of Translarna in territories outside of the U.S. for the treatment of nmDMD and sales of Emflaza in the U.S. for the treatment of DMD. Beginning in the second half of 2025, net product revenues also includes Sephience for the treatment of PKU. The Company recognizes revenue when its performance obligations with its customers have been satisfied. The Company’s performance obligations are to provide products based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when the Company’s customer obtains control of the product, which is typically upon delivery. The Company invoices its customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of the invoice date. The Company determines the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods the Company has yet to provide. As the Company has identified only one distinct performance obligation, the transaction price is allocated entirely to product sales. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the customers pay for the

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

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

Translarna France

During the year ended December 31, 2025, the Company changed its estimates for its sales allowance related to Translarna revenues in France, primarily based on its recent communications with the French pricing authorities subsequent to the EC’s adoption of the opinion of the CHMP of the EMA to not renew the authorization of Translarna for the treatment of nmDMD. This change in estimate resulted in an increase of $98.6 million to the sales allowance reserve, which is recorded within the accounts payable and accrued expenses line on the consolidated balance sheets for the period ended December 31, 2025, and a decrease to net product revenues of $98.6 million, which is recorded to the Translarna France line item on the consolidated statement of operations for the year ended December 31, 2025. The $98.6 million change in sales allowance estimate represents a life to date adjustment for the historical sales of Translarna in France. Translarna France revenues were reclassified from net product revenues to the Translarna France line item on the consolidated statement of operations for the years ended December 31, 2024 and December 31, 2023 to allow revenue for Translarna France to be comparable.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the years ended December 31, 2025 and 2024, no allowance was recorded for credit losses. The allowance for doubtful accounts was $15.2 million as of December 31, 2025 and $2.3 million as of December 31, 2024. For the years ended December 31, 2025, 2024 and 2023, bad debt expense was $12.2 million, $1.7 million, and $0.9 million, respectively.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

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

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Leasehold improvements are capitalized and depreciated over the lesser of useful life or lease term. See Note 5, Leases for additional information.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

Advance payments made for goods and services that will be used in future research and development activities are deferred if the contracted party has not yet performed the related activities. The amount deferred is then expensed when the research and development activities are performed. As of December 31, 2025 and 2024, the short term deferred research and development advance payments were $8.8 million and $7.4 million, respectively, and are classified as prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2025 and 2024, the long term deferred research and development advance payments were $1.1 million and $1.7 million, respectively, and are classified as deposits and other assets on the consolidated balance sheet.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

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

Stock-based compensation expense for market-based performance stock units vest only upon the satisfaction of market-based conditions. The market-based conditions are satisfied upon our achievement of specified stock prices and total shareholder return (“TSR”) compared to the group of companies in the Nasdaq Biotechnology Index (the “NBI”). For market-based awards, the Company determines the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, and risk-free interest rates. The Company estimates the volatility on the date of grant based on the Company’s and companies within the NBI’s historical stock volatilities, as applicable. The risk-free interest rate is based on the U.S. Treasury yield curve on the valuation date. The Company records stock-based compensation expense for the PSUs with market conditions on an accelerated attribution method over the requisite service period.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-tax Income ("GILTI") provisions of the TCJA require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended December 31, 2025.

Since 2022, TCJA amendments to IRC Section 174 have no longer permitted an immediate deduction for research and development (R&D) expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs have had to be capitalized and amortized over either a five- or 15-year period for domestic and foreign expenditures, respectively. On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) which generally extended the tax provisions previously enacted by the TCJA that were set to expire, as well as made other

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

changes to federal tax law for multinational corporations. Effective beginning with PTC’s 2025 tax year, the OBBBA restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over 15 years.  Additionally, IRC Section 174A, enacted as part of the OBBBA, allows for the immediate expensing of all remaining unamortized domestic costs either upfront in 2025, or ratably in 2025 and 2026.

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

Foreign currency

The functional currencies of the Company’s foreign subsidiaries primarily are the local currencies of the country in which the subsidiary operates. The Company’s asset and liability accounts are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity accounts are translated using historical rates at the balance sheet date. Revenue and expense accounts are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of stockholders’ equity within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of operations.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. During periods in which the Company incurs net losses, both basic and diluted loss per share is calculated by dividing the net loss by the weighted average shares outstanding—potentially dilutive securities are excluded from the calculation because their effect would be anti-dilutive. Dilutive common stock equivalents are comprised of options and unvested restricted stock outstanding under the Company’s stock option plans.

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

December 31, 2025

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

Tangible asset impairment and (gains) losses on transactions, net

Tangible asset impairment and (gains) losses on transactions, net includes impairments identified on fixed assets, losses on sales of fixed assets, and gains on lease modifications and lease terminations. For the year ended December 31, 2025, these amounts consisted of a $10.8 million gain on the MassBio lease modification (Note 5). This amount was partially offset by a loss of $1.0 million in fixed asset impairments in connection with the Company’s office

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

relocations and closures, as well as a $0.1 million loss related to the sale of fixed assets. For the year ended December 31 2024, these amounts consisted of a $4.4 million loss primarily related to the sale of certain assets for gene therapy manufacturing, and a $4.1 million loss primarily related to fixed asset impairments in connection with the South Plainfield, New Jersey office closure and Warren, New Jersey lease modification. These amounts were partially offset by a gain of $2.2 million on lease terminations, and a gain of $5.5 million on lease modification.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. The Company reassesses its reporting units as part of its annual segment review. As of December 31, 2025, the Company concluded that it continues to operate as one reporting unit. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company performed an annual test for goodwill as of October 1, 2025. The Company’s single reporting unit had a negative carrying value, and thus the Company determined there was no impairment of goodwill.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies and reorganizes existing guidance related to interim financial reporting and disclosures. The guidance is effective for public business entities for interim reporting periods with annual reporting periods beginning after December 15, 2027. The Company is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes but expects the guidance will not have a material impact, as the guidance does not change the recognition or measurement of financial statement amounts.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 makes targeted improvements to the FASB Accounting Standards Codification by clarifying language, correcting technical errors, and addressing unintended codification applications across various topics in the U.S. GAAP. The guidance is effective for public business entities for interim reporting periods with annual reporting periods beginning after December 15, 2026. The Company is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes but expects the guidance will not have a material impact, as the guidance does not change the recognition or measurement of financial statement amounts.

Impact of recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company adopted this guidance prospectively for the year ended December 31, 2025 and has updated its disclosures within its footnotes herein to include the required additional tax disclosures.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

The Company owned common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represented financial instruments, and therefore, were recorded at fair value, which was readily determinable. As of December 31, 2025, the Company sold all of its ClearPoint Equity Investments. The ClearPoint Equity Investments were components of prepaids and other current assets as of December 31, 2024 on the consolidated balance sheet. The Company classified its equity investments in ClearPoint as a Level 1 asset within the fair value hierarchy, as the value was based on a quoted market price in an active market, which was not adjusted.

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

The table presented below is a summary of changes in the fair value for the Company’s marketable securities – equity investments, ClearPoint Equity Investments, and ClearPoint convertible debt security for the years ended December 31, 2025 and 2024:

	Ending			Foreign			Ending
	Balance at			Currency			Balance at
	December 31,	Unrealized	Realized	Unrealized	Investments		December 31,
	2024	Gain	Loss	Gain	Purchased	Sales	2025
Marketable securities - equity investments	$29,034	3,960	—	3,782	53,628	(58,808)	$31,596
ClearPoint Equity Investments	13,759	5,734	(7,081)	—	—	(12,412)	—
Total Fair Value	$42,793	$9,694	$(7,081)	$3,782	$53,628	$(71,220)	$31,596

	Ending			Foreign			Ending
	Balance at			Currency			Balance at
	December 31,	Unrealized	Realized	Unrealized	Investments		December 31,
	2023	Gain/(Loss)	Loss	Loss	Purchased	Sales	2024
Marketable securities - equity investments	$22,634	2,572	—	(7,422)	59,377	(48,127)	$29,034
ClearPoint Equity Investments	6,074	7,685	—	—	—	—	13,759
ClearPoint convertible debt security	12,553	(1,931)	(622)	—	—	(10,000)	—
Total Fair Value	$41,261	$8,326	$(622)	$(7,422)	$59,377	$(58,127)	$42,793

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

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

The following represents the fair value using the hierarchy described in Note 2 for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2025 and 2024:

December 31, 2025
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$929,127	$—	$929,127	$—
Marketable securities - equity investments	$31,596	$31,596	$—	$—

	December 31, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$330,953	$—	$330,953	$—
Marketable securities - equity investments	$29,034	$29,034	$—	$—
ClearPoint Equity Investments	$13,759	$13,759	$—	$—
Contingent consideration payable- net sales milestones	$800	$—	$—	$800

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the years ended December 31, 2025 and 2024.

The following is a summary of marketable securities accounted for as available for sale debt securities at December 31, 2025 and 2024:

	December 31, 2025
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$93,113	$8	$(9)	$93,112
Corporate debt securities	279,090	181	(9)	279,262
Government obligations	556,137	616	—	556,753
Total	$928,340	$805	$(18)	$929,127

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

	December 31, 2024
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$44,780	$—	$(1)	$44,779
Corporate debt securities	89,320	76	(75)	89,321
Government obligations	196,584	269	—	196,853
Total	$330,684	$345	$(76)	$330,953

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the years ended December 31, 2025 and 2024, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the years ended December 31, 2025 and 2024, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.

For the year ended December 31, 2025, realized gains from the sale of available for sale debt securities were immaterial. For the year ended December 31, 2024, the Company had $3.4 million of realized gains from the sale of available for sale debt securities. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2025 are as follows:

	December 31, 2025
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(9)	50,306	—	—	(9)	$50,306
Corporate debt securities	$(9)	45,068	—	—	(9)	$45,068
Total	$(18)	$95,374	$—	$—	$(18)	$95,374

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

Available for sale debt securities on the balance sheet at December 31, 2025 and 2024 mature as follows:

	December 31, 2025
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$93,112	$—
Corporate debt securities	279,262	—
Government obligations	556,753	—
Total	$929,127	$—

	December 31, 2024
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$44,779	$—
Corporate debt securities	89,321	—
Government obligations	196,853	—
Total	$330,953	$—

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In September 2019, the Company issued $287.5 million of 1.5% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes”). The fair value of the 2026 Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the 2026 Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2026 Convertible Notes at December 31, 2025 and December 31, 2024 was $424.5 million and $321.3 million, respectively.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of contingent consideration on the consolidated statements of operations. During the first quarter of 2025, the probability of triggering the remaining contingent consideration was determined to be remote, and therefore the balance was written down to zero. The change in fair value of the contingent consideration for the year ended December 31, 2025 is $0.8 million and is recorded in the consolidated statement of operations. Refer to Note 14 for additional details.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

4. Fixed assets

Fixed assets, net were as follows at December 31, 2025 and 2024:

	December 31,
	2025	2024
Leasehold improvements	$35,161	$31,531
Computer equipment and software	26,077	24,043
Machinery and lab equipment	35,336	33,304
Furniture and fixtures	2,987	2,416
Assets in process	2,803	3,034
	102,364	94,328
Less accumulated depreciation	(46,993)	(33,358)
Total	$55,371	$60,970

Depreciation expense was approximately $14.2 million, $14.9 million, and $13.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

For the year ended December 31, 2025, in connection with the Company’s office relocations and closures, the Company recorded a $1.0 million loss related to fixed asset impairments. Additionally, the Company recorded a $0.1 million loss on sales of fixed assets. During the year end December 31, 2024, the Company recorded a $4.4 million loss primarily related to the sale of certain assets for gene therapy manufacturing. Additionally, in connection with the South Plainfield, New Jersey office closure, as well as the Warren, New Jersey lease modification, the Company recorded a $4.1 million loss primarily related to fixed assets impairments. Both the fixed asset loss on sales and fixed asset impairments are recorded on the Company’s consolidated statement of operations within tangible asset impairment and (gains) losses on transactions, net.

5. Leases

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

The Company also has a finance lease related to its commercial manufacturing agreement with MassBiologics of the University of Massachusetts Medical School (“MassBio”). In December 2025, the MassBio remaining lease term was effectively reduced to 24 months, which was accounted for as a lease modification in accordance with ASC 842-10-25-12. The ROU liability was remeasured using an incremental borrowing rate at the date of modification of 5.2%. As the difference between the present value of future payments and the face value of future payments was determined to be immaterial, the Company recorded the remeasured lease liability at face value. As there is no corresponding ROU asset, the modification resulted in a $10.8 million gain, which is included within tangible asset impairment and (gains) losses on transactions, net on the Company’s consolidated statements of operations for the year ended December 31, 2025. As of December 31, 2025, the balance of the finance lease liabilities-current and finance lease liabilities-non-current are $3.0 million and $3.0 million, respectively, and are directly related to the Company’s MassBio Agreement. As of

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

December 31, 2024, the balance of the finance lease liabilities-current and finance lease liabilities non-current were $3.0 million and $15.6 million, respectively. Additionally, during the years ended December 31, 2025 and December 31, 2024, the Company recorded finance lease costs of $1.3 million and $1.4 million, respectively, related to interest on the lease liability.

The Company also leases certain vehicles, lab equipment, and office equipment under operating leases. The Company’s operating leases have remaining lease terms ranging from 0.5 years to 13.4 years and certain leases include renewal options to extend the lease for up to 15 years. Rent expense was $21.1 million, $24.9 million, and $29.0 million for the years ended December 31, 2025, 2024 and 2023.

The components of lease expense were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023

Operating Lease Cost
Fixed lease cost	$14,693	$19,264	$21,952
Variable lease cost	5,197	4,661	5,846
Short-term lease cost	1,235	1,022	1,186
Total operating lease cost	$21,125	$24,947	$28,984

Total operating lease cost is a component of operating expenses on the consolidated statements of operations.

Supplemental lease term and discount rate information related to leases was as follows:

	December 31, 2025		December 31, 2024
Weighted-average remaining lease terms - operating leases (years)	11.41		11.62
Weighted-average discount rate - operating leases	7.60%		7.64%
Weighted-average remaining lease terms - finance lease (years)	2.00		8.01
Weighted-average discount rate - finance lease	n/a	%	7.80%

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,558	$16,924	$15,338
Financing cash flows from finance lease	1,611	1,490	1,379
Operating cash flows from finance lease	1,389	1,510	1,621

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27,675	$6,462	$—

Changes due to lease modification and termination:
Net increase in right-of-use assets	$1,098	$33,105	$—
Net increase in operating lease liabilities	1,041	44,184	—

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

Net decrease in finance lease	10,832	—	—

Future minimum lease payments under non-cancelable leases as of December 31, 2025 were as follows:

	Operating Leases	Finance Lease
2026	$18,493	$3,000
2027	16,756	3,000
2028	11,350	—
2029	11,635	—
2030 and thereafter	98,635	—
Total lease payments	156,869	6,000
Less: Imputed Interest expense	50,802	—
Total	$106,067	$6,000

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses at December 31, 2025 and 2024 consist of the following:

	December 31,
	2025	2024
Employee compensation, benefits, and related accruals	$73,737	$61,575
Income tax payable	4,677	4,701
Consulting and contracted research	25,007	19,909
Sales allowance	129,197	58,644
Sales rebates	76,704	101,613
Royalties	9,574	8,953
Accounts payable	45,487	17,274
Milestone payable	416	11,025
Other	16,473	20,598
Total	$381,272	$304,292

7. Debt

Liability for sale of future royalties

On July 17, 2020, the Company, RPI Intermediate Finance Trust (“RPI”), and, for the limited purposes set forth in the agreement, Royalty Pharma PLC, entered into a royalty purchase agreement (the “Original Royalty Purchase Agreement”).  Pursuant to the Original Royalty Purchase Agreement, the Company sold to RPI 42.933% (the “Original Assigned Royalty Rights”) of the Company’s right to receive sales-based royalty payments (the “Royalty”) on worldwide net sales of Evrysdi and any other product developed pursuant to the License and Collaboration Agreement (the “License Agreement”), dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation under the SMA program. In consideration for the sale of the Original Assigned Royalty Rights, RPI paid the Company $650.0 million in cash consideration. At the time, the Company retained a 57.067% interest in the Royalty and all economic rights to receive the remaining potential regulatory and sales milestone payments under the License Agreement, which remaining milestone payments equal $150.0 million in the aggregate as of December 31,

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

2025. The Original Royalty Purchase Agreement was set to terminate 60 days following the earlier of the date on which Roche is no longer obligated to make any payments of the Royalty pursuant to the License Agreement and the date on which RPI has received $1.3 billion in respect of the Original Assigned Royalty Rights.

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

On October 18, 2023, the Company, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”), and, for the limited purposes set forth in the agreement, Royalty Pharma plc, entered into an Amended and Restated Royalty Purchase Agreement (the “A&R Royalty Purchase Agreement”), which amends and restates in its entirety the Original Royalty Purchase Agreement.  Pursuant to the A&R Royalty Purchase Agreement, the Company sold or agreed to sell to Royalty Pharma certain portions of the Company’s remaining Royalty on worldwide net sales of Evrysdi and any other product (the “Products”) developed pursuant to the SMA License Agreement (all such retained Royalty rights of the Company, the “Retained Royalty Rights,” and all such Royalty rights that are sold to Royalty Pharma pursuant to the A&R Royalty Purchase Agreement, the “A&R Assigned Royalty Rights”). At closing, Royalty Pharma paid the Company $1.0 billion in cash consideration for 38.0447% of the Company’s Retained Royalty Rights (which is in addition to the 42.9330% assigned to Royalty Pharma in connection with the Original Royalty Purchase Agreement, for a total of 80.9777% of the total Royalty) until such time as Royalty Pharma has received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 66.6667% of the total Royalty. The A&R Royalty Purchase Agreement allowed the Company to sell to Royalty Pharma the remainder of the Company’s Retained Royalty Rights in exchange for an aggregate of $500.0 million in additional cash consideration after the closing of the A&R Royalty Purchase Agreement, less royalties received in respect of the Retained Royalty Rights put to Royalty Pharma, which would have been payable by Royalty Pharma pursuant to five put options held by the Company that were exercisable at the Company’s option between January 1, 2024 and December 31, 2025. If the Company exercised two or fewer of the put options, Royalty Pharma could have exercised a call option during the period from and after January 1, 2026 until and including March 31, 2026 for up to 50% of the remainder of the Company’s Retained Royalty Rights less amounts exercised by the Company via its put options at a purchase price that is proportional to the purchase price of the Company’s unexercised put options. Royalty Pharma’s exercise of the call option would have resulted in Royalty Pharma owning 90.4888% of the total Royalty until such time as Royalty Pharma had received payments in respect of the Original Assigned Royalty Rights equal to $1.3 billion in the aggregate, and thereafter 83.3333% of the total Royalty. The A&R Royalty Purchase Agreement was set to terminate 60 days following the date on which Roche was no longer obligated to make any payments of the Royalty pursuant to the SMA License Agreement.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

The fair value for the new liability for sale of future royalties on the date of the A&R Royalty Purchase Agreement was based on the Company’s estimates of future royalties expected to be paid to Royalty Pharma over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. The liability is being amortized using the effective interest method over the life of the arrangement, in accordance with ASC 470 and ASC 835. The initial annual effective interest rate was determined to be 10.8%. The Company utilized the prospective method to account for subsequent changes in the estimated future payments to be made to Royalty Pharma and updated the effective interest rate on a quarterly basis. Issuance costs related to the transaction were determined to be immaterial.

In June 2024, the Company, Royalty Pharma and Royalty Pharma plc, entered into an amendment to the A&R Royalty Purchase Agreement. Under the A&R Royalty Purchase Agreement, the Company exercised a put option in June 2024, resulting in the Company receiving $241.8 million in cash consideration. In connection with the put option exercise, the change in rights and obligations resulted in a change in the terms of the liability for sale of future royalties, which was evaluated by the Company in accordance with ASC 470-50, Debt —Modifications and Extinguishments. The Company determined that the present value of the cash flows after the put option exercise was not substantially different and was therefore determined to be a modification. The $241.8 million in cash consideration obtained was added to the liability for sale of future royalties and the annual effective interest rate under the A&R Royalty Purchase Agreement was determined to be 9.9%. The liability was being amortized using the effective interest method over the life of the arrangement, in accordance with the respective guidance, utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to Royalty Pharma and the Company updated the effective interest rate on a quarterly basis.

As a result of the option, the Company had sold to Royalty Pharma a total of 90.49% of the Royalty, which would have been reduced to 83.33% (the “Assigned Royalty Rights”) after Royalty Pharma receives $1.3 billion in aggregate payments (the “Assigned Royalty Cap”) from the Royalty assigned at the closing of the Original Purchase Agreement. The Company had retained 9.51% of the Royalty, which would have increased to 16.67% after the Assigned Royalty Cap had been met. The Company had the option under the A&R Royalty Purchase Agreement to sell its retained portions of the Royalty to Royalty Pharma in up to three tranches for the following payments: (1) $100.0 million in exchange for 3.81% of the Royalty, which increased to 6.67% after the Assigned Royalty Cap had been met, (2) $100.0 million in exchange for 3.81% of the Royalty, which increased to 6.67% after the Assigned Royalty Cap had been met, and (3) $50.0 million in exchange for 1.90% of the Royalty, which increased to 3.33% after the Assigned Royalty Cap had been met, in each case less Royalty payments received by the Company with respect to the Assigned Royalty Rights.

In December 2025, the Company, Royalty Pharma and, for the limited purposes set forth in Amendment No. 2 (as defined below), Royalty Pharma plc, entered into an Amendment No. 2 to Amended and Restated Royalty Purchase Agreement (the “Amendment No. 2”), which amends that certain A&R Royalty Purchase Agreement, as amended.  Under Amendment No. 2, the Company sold to Royalty Pharma a certain portion of the Company’s right to receive sales-based royalty payments on worldwide net sales of Roche’s Evrysdi® (risdiplam) product and any other product developed pursuant to the License and Collaboration Agreement, dated as of November 23, 2011, by and among the Company, F. Hoffman-La Roche Ltd, Hoffman-La Roche Inc. (together with F. Hoffman-La Roche Ltd, “Roche”), and, for the limited purposes set forth therein, the Spinal Muscular Atrophy Foundation (such payments, the “Royalty”). Pursuant to Amendment No. 2, on December 29, 2025, the Company sold to Royalty Pharma its retained interest in the Royalty in exchange for $240.0 million in upfront cash consideration, and three potential additional purchase price payments of $20.0 million each conditioned upon receipt by Royalty Pharma of more than $347.0 million of Assigned Royalty Payments (as defined in the A&R Royalty Purchase Agreement) in respect of Calendar Year Net Sales (as defined in the A&R Royalty Purchase Agreement) arising in 2027, $363.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

arising in 2028, and $379.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales arising in 2029, respectively. The retained interest sold by the Company to Royalty Pharma pursuant to the Amendment is equal to 9.5111% of the Royalty before the 2020 Assigned Royalty Cap (as defined in the A&R Royalty Purchase Agreement) has been met, and 16.6666% of the Royalty from and after such time as the 2020 Assigned Royalty Cap has been met. As a result of the sale, Royalty Pharma owns 100% of the Royalty and the Company owns 0% of the Royalty.

In connection with the receipt of the $240.0 million, the change in rights and obligations resulted in a change in the terms of the liability for sale of future royalties, which was evaluated by the Company in accordance with ASC 470-50, Debt —Modifications and Extinguishments. The Company determined that the present value of the cash flows after the Amendment No. 2 was not substantially different and was therefore determined to be a modification. The $240.0 million in cash consideration obtained was added to the liability for sale of future royalties and the annual effective interest rate under the A&R Royalty Purchase Agreement was determined to be 11.0%. The liability is being amortized using the effective interest method over the life of the arrangement, in accordance with the respective guidance, utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to Royalty Pharma and the Company updates the effective interest rate on a quarterly basis.

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the year ended December 31, 2025:

Year Ended December 31,
Liability for sale of future royalties- (current and noncurrent)	2025
Beginning balance as of December 31, 2024	$2,081,776
Less: Non-cash royalty revenue payable to Royalty Pharma	(228,568)
Plus: Non-cash interest expense recognized	215,158
Plus: Cash received from Royalty Pharma	240,000
Ending balance	$2,308,366
Effective interest rate as of December 31, 2025	11.0%

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

December 31, 2025

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

The conversion rate for the 2026 Convertible Notes was initially, and remains, 19.0404 shares of the Company’s common stock per $1,000 principal amount of the 2026 Convertible Notes, which is equivalent to an initial conversion price of approximately $52.52 per share of the Company’s common stock. The conversion rate may be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. As of December 31, 2025, the 2026 Convertibles Notes are convertible.

The Company was not permitted to redeem the 2026 Convertible Notes prior to September 20, 2023. The Company may redeem for cash all or any portion of the 2026 Convertible Notes, at its option, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Convertible Notes, which means that the Company is not required to redeem or retire the 2026 Convertible Notes periodically. As of December 31, 2025, the 2026 Convertible Notes are redeemable.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

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

The 2026 Convertible Notes consist of the following:

	Year ended December 31,
	2025	2024
Principal	$287,500	$287,500
Less: Debt issuance costs	(869)	(2,088)
Net carrying amount	$286,631	$285,412

As of December 31, 2025, the remaining contractual life of the 2026 Convertible Notes is approximately 0.7 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	December 31,
	2025	2024
Contractual interest expense	$4,313	$4,319
Amortization of debt issuance costs	1,219	1,198
Total	$5,532	$5,517
Effective interest rate	1.9%	1.9%

8. Capital structure

Common stock

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold pursuant to the Sales Agreement during the years ended December 31, 2025, 2024, and 2023. The remaining shares of the Company’s common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of December 31, 2025.

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

As of December 31, 2025, the Company’s number of authorized shares of common stock was 250,000,000.

9. Net income (loss) per share

Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.

The following table sets forth the computation of basic and diluted net income (loss) per share for common stockholders:

	Year ended December 31,
	2025	2024		2023
Numerator:
Net income (loss), basic	$682,644	$(363,295)		$(626,604)
Add: Interest expense, net of tax, on the Company's 2026 Convertible Notes	4,370	—		—
Net income (loss), diluted	$687,014	$(363,295)		$(626,604)
Denominator:
Weighted-average number of shares outstanding, basic	79,534,290	76,845,055		74,838,392
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	3,303,089	—		—
Common stock issuable under the Company's 2026 Convertible Notes	5,474,115	—		—
Weighted-average common shares outstanding, diluted	88,311,494	76,845,055		74,838,392
Net income (loss) per common share, basic	$8.58	$(4.73)	*	$(8.37)	*
Net income (loss) per common share, diluted	$7.78	$(4.73)	*	$(8.37)	*
*	For the years ended December 31, 2024, and 2023, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical common shares outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period. The anti-dilutive shares are calculated as the unweighted outstanding shares as of the reporting period end date that are antidilutive using the treasury stock method.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

For the years ended December 31, 2024 and 2023 all stock options and unvested restricted stock units were anti-dilutive because the Company experienced a net loss.

	As of December 31,
	2025	2024	2023
Stock options	1,922,316	8,482,489	9,600,399
Unvested restricted stock units	52,725	3,527,575	2,866,270
Unvested performance based restricted stock units	144,809	—	—
Total	2,119,850	12,010,064	12,466,669

10. Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long Term Incentive Plan, which became effective upon the closing of the Company’s IPO. The 2013 Long Term Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of December 31, 2025, awards for 5,270,151 shares of common stock were available for issuance under the Amended 2013 LTIP.

There are no additional shares of common stock available for issuance under the Company’s 1998 Employee, Director and Consultant Stock Option Plan, 2009 Equity and Long Term Incentive Plan or 2013 Stock Incentive Plan.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, initially up to an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation. In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan. In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Inventive Plan. As of December 31, 2025, awards for 1,791,985 shares of common stock are available for issuance under the 2020 Inducement Stock Incentive Plan.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option (which, in the case of incentive stock options, may not exceed ten years). Options typically vest over a four-year period.

Inducement stock option awards

Pursuant to the Nasdaq inducement grant exception, during the year ended December 31, 2025, the Company issued options to purchase an aggregate of 59,025 shares of common stock to certain new hire employees at a weighted-average exercise price of $57.97 per share under the 2020 Inducement Stock Incentive Plan. Additionally, during the year ended December 31, 2025, the Company issued 121,625 restricted stock units under the 2020 Inducement Stock Incentive Plan. An aggregate of 173,351 options and 20,168 restricted stock units previously granted as inducement awards were forfeited during the year ended December 31, 2025 in connection with employee separations from the Company.

Stock option activity—A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2022	11,502,417	$43.33
Granted	1,117,284	$40.19
Exercised	(822,482)	$29.25
Forfeited/Cancelled	(2,196,820)	$45.85
Outstanding at December 31, 2023	9,600,399	$43.59
Granted	970,875	$26.73
Exercised	(824,813)	$34.63
Forfeited/Cancelled	(1,263,972)	$45.20
Outstanding at December 31, 2024	8,482,489	$42.29
Granted	849,770	$47.37
Exercised	(2,368,180)	$39.37
Forfeited/Cancelled	(567,877)	$53.86
Outstanding at December 31, 2025	6,396,202	$43.02	5.77	years	$210,690
Expected to vest at December 31, 2025	1,389,008	$39.78	8.39	years	$50,267
Exercisable at December 31, 2025	4,880,984	$44.01	4.95	years	$155,926

The fair values of grants made in the years ended December 31, 2025, 2024 and 2023 were contemporaneously estimated on the date of grant using the following assumptions:

	2025	2024	2023
Risk-free interest rate	3.66% - 4.44%	3.51% - 4.66%	3.54% - 4.69%
Expected volatility	54% - 56%	53% - 55%	53% - 56%
Expected term	5.5 years	5.5 years	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $25.57, $14.04, and $21.27 per share, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

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

The following table summarizes information on the Company’s restricted stock units:

	Restricted Stock Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2024	3,527,575	$33.39
Granted	1,629,880	47.47
Performance based PSUs with conditions satisfied	75,000	28.58
Market based PSUs with conditions satisfied	15,625	46.37
Vested	(1,254,163)	36.90
Forfeited	(326,787)	36.22
Unvested at December 31, 2025	3,667,130	$38.20

Performance-based Restricted Stock Units—In December 2023, the Company granted 150,000 performance-based restricted stock units (“PSUs”) to its Chief Executive Officer, Dr. Matthew Klein, which will vest only if challenging performance goals relating to development and regulatory milestones are achieved over an approximately two year performance period. In December 2024, the Company granted 25,000 performance-based restricted stock units to Dr. Klein, which will vest only if challenging performance goals relating to development, regulatory, or commercial goals are achieved over an approximately five year performance period and granted an additional 31,250 PSUs, which will vest only if challenging performance goals relating to stock price goals are achieved over an approximately five year performance period.  In December 2025, the Company granted 100,000 PSUs to Dr. Klein, and the number of PSUs that vest shall be determined based upon the Company’s total shareholder return (“TSR”) over the period beginning on November 14, 2025 and ending on December 31, 2028 relative to the TSR on the Measurement Date of the group of companies in the Nasdaq Biotechnology Index (the “NBI”). Together, the PSUs with stock price goals and the PSUs related to the TSR are considered the “PSUs with market conditions”.

During the period ended December 31, 2025, the performance conditions for 75,000 of these PSUs granted to Dr. Klein in December 2023 were satisfied due to the Company’s achievement of a regulatory milestone and are included in the restricted stock units table above. The expense related to these PSUs was $1.1 million for the period ending December 31, 2025. During the period ended December 31, 2025, 75,000 PSUs with performance conditions were forfeited due to the regulatory performance conditions not being satisfied before the service period end date. The achievement of the remaining performance goals for the PSU’s granted to Dr. Klein has not yet been deemed probable and therefore, no expense has been recognized to date. During the period ending December 31, 2025, the market conditions for 15,625 of these PSUs granted to Dr. Klein in December 2024 were satisfied due to the Company’s achievement of stock price value and are included in the restricted stock units table above. The expense related to these PSUs was $0.4 million for the period ending December 31, 2025. The expense related to the total PSUs with market conditions was $0.6 million for the period ending December 31, 2025.

The following table summarizes information on the Company’s PSUs:

Performance-based Restricted Stock Units

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

	Performance Conditions	Market Conditions	Total
Total PSUs granted for which the performance or market conditions were not yet satisfied at December 31, 2024	175,000	31,250	206,250
PSUs with performance or market conditions granted during the period	—	100,000	100,000
PSUs with performance or market conditions satisfied during the period	(75,000)	(15,625)	(90,625)
PSUs with performance or market conditions not satisfied and forfeited during the period	(75,000)	—	(75,000)
Total PSUs granted for which the performance or market conditions were not yet satisfied at December 31, 2025	25,000	115,625	140,625

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, “ESPP” or the “Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the period ending December 31, 2025, the Company recorded $2.2 million in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock units and the ESPP as follows:

	Year ended December 31,
	2025	2024	2023
Research and development	$35,669	$36,629	$52,941
Selling, general and administrative	38,878	37,986	48,695
Total	$74,547	$74,615	$101,636

As of December 31, 2025, there was approximately $129.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans. This cost is expected to be recognized as compensation expense over the weighted average remaining service period of approximately 2.6 years.

11. Other comprehensive income (loss) and accumulated other comprehensive items

Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized gains and losses on marketable securities.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

The following table summarizes other comprehensive income (loss) and the changes in accumulated other comprehensive items, by component, for the years ended December 31, 2025, 2024, and 2023, respectively.

	Unrealized		Total
	(Losses) Gains		Accumulated
	On	Foreign	Other
	Marketable	Currency	Comprehensive
	Securities, net of tax	Translation	Items
Balance at December 31, 2022	$(494)	$5,290	$4,796
Other comprehensive income (loss) before reclassifications	1,135	(6,901)	(5,766)
Amounts reclassified from other comprehensive items	(315)	—	(315)
Other comprehensive income (loss)	820	(6,901)	(6,081)
Balance at December 31, 2023	$326	$(1,611)	$(1,285)
Other comprehensive loss before reclassifications	(3,492)	(24,544)	(28,036)
Amounts reclassified from other comprehensive items	3,435	—	3,435
Other comprehensive loss	(57)	(24,544)	(24,601)
Balance at December 31, 2024	$269	$(26,155)	$(25,886)
Other comprehensive income before reclassifications	480	35,869	36,349
Amounts reclassified from other comprehensive items	38	—	38
Other comprehensive income	518	35,869	36,387
Balance at December 31, 2025	$787	$9,714	$10,501

Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

12. Revenue recognition

Net product sales

The Company views its operations and manages its business in one operating segment: life science.

During the years ended December 31, 2025, 2024, and 2023, net product revenues consisted of the following:

	Years ended December 31,
	2025			2024			2023
	United States	International	Total	United States	International	Total	United States	International	Total
Translarna	$—	235,299	235,299	$—	321,071	321,071	$—	332,753	332,753
Emflaza	146,361	—	146,361	207,215	—	207,215	255,087	—	255,087
Sephience	95,045	16,108	111,153	—	—	—	—	—	—
Upstaza/Kebilidi	10,779	45,847	56,626	—	16,913	16,913	—	18,841	18,841
All other products	—	37,264	37,264	—	36,946	36,946	—	31,496	31,496
Total net product revenue	$252,185	$334,518	$586,703	$207,215	$374,930	$582,145	$255,087	$383,090	$638,177

Disaggregated net product revenues by country for the years ended December 31, 2025, 2024, and 2023 are as follows:

Years ended December 31,
2025	2024	2023

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

United States	$252,185	$207,215	$255,087
Russia	100,445	105,377	85,974
Brazil	65,661	72,081	58,606
All other countries	168,412	197,472	238,510
Total net product revenue	$586,703	$582,145	$638,177

Net product revenue for sales of Translarna in France are not depicted in the net product revenue tables above. Refer to Note 2 for further details.

For the year ended December 31, 2025, four of the Company’s distributors each accounted for over 10% of the Company’s net product sales. For the years ended December 31, 2024 and 2023, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

As of December 31, 2025 and 2024, the Company does not have a contract liabilities balance related to net product sales and has not made significant changes to the judgments made in applying ASC Topic 606.

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

For the years ended December 31, 2025 and 2024 collaboration revenue related to the SMA License Agreement with Roche was immaterial. For the year ended December 31, 2023, the Company recognized collaboration revenue related to the SMA License Agreement with Roche of $100.0 million. The below summarizes the milestone achievements associated with the Company’s SMA program during the years ended December 31, 2025, 2024 and 2023.

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. For the year ended December 31, 2023, the Company recognized a sales milestone of $100.0 million for the achievement of $1.5 billion in worldwide annual net sales from Evrysdi. The remaining potential sales milestone as of December 31, 2025 is $150.0 million upon achievement of certain sales events. As of December 31, 2025, the Company does not have any remaining research and development milestones that can be received.

In addition to research and development and sales milestones, the Company is eligible to recognize royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the years ended December 31, 2025, 2024 and 2023 the Company has recognized $244.2 million, $203.9 million, and $168.9 million of royalty revenue related to Evrysdi, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

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

Pursuant to the Novartis Agreement, the Company was required to transfer the applicable licenses and related manufacturing and other know how to Novartis and to complete the Phase 2A clinical trial and continue the ongoing open label extension (“OLE”) clinical trial of votoplam pursuant to its existing development plan, with the goal of transitioning the ongoing OLE clinical trial to Novartis within 12 months after the effective date of the Novartis Agreement. As of December 31, 2025, these performance obligations were completed. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. Therefore, the Company determined that there were three material and distinct performance obligations: the transfer of the licenses and know-how, completion of the Phase 2A clinical trial, and continuing the OLE clinical trial until transitioned to Novartis. As of December 31, 2025, all performance obligations were completed.

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

During the year ended December 31, 2025, the Company recognized $1.0 billion in license revenues related to Novartis. For the years ended December 31, 2024 and 2023, the Company did not recognize license revenue related to Novartis. As all performance obligations are complete, there is no remaining deferred revenue related to the Novartis Agreement on the consolidated balance sheet as of December 31, 2025. Collaboration and license revenue during the year ended December 31, 2025 was partially offset by $3.5 million related to a refund for a prior collaboration arrangement in relation to votoplam.

Manufacturing Revenue

For the year ended December 31, 2025, the Company did not recognize manufacturing revenue. For the years ended December 31, 2024 and 2023, the Company recognized $1.7 million and $7.7 million of manufacturing revenue, respectively, related to the production of DNA and AAV vectors for gene therapy applications for external customers. The Company has not made significant changes to the judgments made in applying ASC Topic 606 for the years ended 2025, 2024, and 2023.

As of December 31, 2025 and 2024, the Company did not have contract liabilities balances related to the production of plasmid DNA and AAV vectors for gene therapy applications for external customers. For the year ended December 31, 2024, the Company recognized $0.8 million related to the amounts included in the contract liability balance at the beginning of the period.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

As of December 31, 2025 and 2024, the Company has no contract assets related to plasmid DNA and AAV production for external customers.

In June 2024, the Company sold its gene therapy manufacturing business in Hopewell Township, New Jersey. Accordingly, the Company does not expect to have manufacturing revenue going forward. There are no remaining performance obligations as of December 31, 2025 and 2024.

13. Income taxes

The income (loss) from operations before tax (expense) benefit consisted of the following for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Domestic	$1,249,817	$(598,807)	$(784,744)
Foreign	(553,198)	235,688	88,634
Total	$696,619	$(363,119)	$(696,110)

The Income Tax Provision consisted of the following for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Current:
U.S. Federal	$(2,728)	$(26,798)	$—
U.S. State and Local	(4,397)	(19,419)	27,226
Foreign	(5,870)	(8,896)	(4,003)
Deferred:
U.S. Federal	(6)	49,511	36,408
U.S. State and Local	—	6,397	10,521
Foreign	(974)	(971)	(646)
Total tax (expense) benefit	$(13,975)	$(176)	$69,506

The difference between income tax expense and effective tax rate and the amounts resulting from applying the federal statutory rate of 21% to Income before income taxes in 2025 after the adoption of ASU 2023-09 is as follows:

	December 31, 2025
	Amount	Percent
Federal income tax provision at statutory rate	$(146,290)	21.00%
State and local income tax, net of federal benefit [1]	(4,397)	0.63
Foreign Tax Effects
Ireland
Foreign rate differential	(12,858)	1.85
Nontaxable dividend income	57,466	(8.25)
Change in valuation allowance	(18,821)	2.70
IP & Royalty DTA Adjustment	(11,073)	1.59
Other Foreign	(17,688)	2.54

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

Effect of cross-border tax laws	(4,056)	0.58
Tax Credits
Research and development	42,627	(6.12)
Foreign tax credits	1,516	(0.22)
Changes in valuation allowance	139,978	(20.09)
Nontaxable or nondeductible items
Nontaxable dividend income	97,008	(13.93)
Share-based an executive compensation	(8,782)	1.26
Tax effect of intra-entity transactions	(131,439)	18.87
Other	(1,251)	0.18
Changes in unrecognized tax benefits	7,614	(1.09)
Other	(3,529)	0.51
Effective income tax rate	$(13,975)	2.01%

[1] State taxes in Illinois made up the majority (greater than 50%) of the tax effect of this category

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	December 31,
	2024	2023
Federal income tax provision at statutory rate	21.00%	21.00%
State income tax provision, net of federal benefit	(1.57)	0.32
Permanent differences	11.79	(1.43)
Research and development	5.07	4.59
Change in valuation allowances	(27.99)	(16.86)
Foreign tax rate differential	9.14	0.05
Tax rate change	(11.69)	(1.26)
Release (accrual) of uncertain tax positions	(5.90)	3.71
Other	0.13	(0.12)
Effective income tax rate	(0.02)%	10.00%

Accounting for income taxes under U.S. GAAP requires that individual tax-paying entities of the company offset all deferred tax liabilities and assets within each particular tax jurisdiction and present them as a noncurrent deferred tax liability or asset. Amounts in different tax jurisdictions cannot be offset against each other. The Company did not have any amounts related to deferred income taxes.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Accrued expense	$6,737	$8,744
Amortization	61,361	102,308
Federal tax credits	164,601	146,515
State tax credits	9,822	9,822
Federal net operating losses	—	—
State net operating losses	13,031	13,319
Foreign net operating losses	43,912	3,265
Capitalized research and development costs	56,396	157,234
Share based compensation and other	18,686	24,219
Liability for sale of future royalties	448,073	394,132
Noncash interest expense	7,048	10,413
Other comprehensive loss	(650)	(647)
Total gross deferred tax assets	829,017	869,324
Less valuation allowance	(816,534)	(857,584)
Total deferred tax assets, net of valuation allowance	$12,483	$11,740
Deferred tax liabilities:
Depreciation	$(9,833)	$(11,740)
Partnership investment	(2,650)	—
Total gross deferred tax liabilities	(12,483)	(11,740)
Net deferred tax assets (liabilities)	$—	$—

For the year ended December 31, 2025, the Company generated taxable income in the U.S. of $277.8 million. The Company has recorded a current federal income tax provision expense of $14.2 million and a current state income tax provision expense of $4.7 million which are driven by the income related to the Novartis Agreement.

At December 31, 2025 and 2024, the Company recorded a valuation allowance against its net deferred tax assets of $816.5 million and $857.6 million, respectively. The change in the valuation allowance during the years ended December 31, 2025 and 2024 was $41.1 million and $23.8 million, respectively. A valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized. As of December 31, 2025, the Company had $13.0 million, and $43.9 million of state and foreign net operating loss carryforwards, respectively. The Company utilized its remaining federal net operating loss carryforwards in the 2024 tax year and no carryforwards to the current year to offset taxable income.

As of December 31, 2025, the combined Research and Development and Orphan Drug Credit carryforward for federal purposes is $164.6 million.

The income tax (expense) benefit for the year ended December 31, 2025 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before tax expense as a result of nontaxable dividend income related to the Translarna IP transfer, the deduction of unamortized domestic section 174 capitalized costs following the

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

enactment of the One Big Beautiful Bill Act,  US tax effects of foreign items, including “global intangible low-taxed income” (“GILTI”), tax credits generated, and a decrease in the Company’s valuation allowance.

The income tax (expense) benefit for the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax expense as a result of the recognition of royalty income for income tax purposes related to the A&R Royalty Purchase Agreement, foreign taxes, section 174 capitalized costs prior to the One Big Beautiful Bill Act,  the impact of permanent differences, including “global intangible low-taxed income” (“GILTI”), tax credits generated, true up of net operating loss carryforwards, and increase in the Company’s valuation allowance.

Under the 2017 Tax Cuts and Jobs Act, the ability to currently deduct qualifying research and experimental costs under section 174, as well as software development costs, are eliminated for tax years beginning after December 31, 2021. Under the new rule, these costs must be capitalized and amortized over a five-year or fifteen-year period, depending on whether the research is conducted in the U.S. or abroad, respectively. The rule became effective for the Company during the 2022 tax year.  On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes changes to U.S. tax law that were applicable to the Company beginning in tax year 2025, with additional provisions applying in subsequent years. Included in these changes are favorable adjustments to deductions for qualified property and research and development expenditures which were previously capitalized under the Tax Cuts and Jobs Act, as well as reforms to the international tax framework.

The Company applies the elements of FASB ASC 740-10 regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2025, the Company recorded unrecognized tax benefits in the amount of $15.1 million including interest and penalties through 2025. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2014 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. The Company is currently under a corporate business tax audit in New Jersey for tax years 2020 through 2022. Although the outcome of tax audits is always uncertain, the company does not expect any adjustment to result for these years as of December 31, 2025.

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

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. As of December 31, 2025, for purposes of ASC 740-10-25-3, the Company had $654.3 million of undistributed earnings from non-U.S. subsidiaries that it intends to reinvest permanently in its non-U.S. operations. As these ASC 740-10-25-3 earnings are considered permanently reinvested, no tax provision has been accrued. It is not feasible to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

Unrecognized Tax Benefits

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

A reconciliation of the gross amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2024	107,988
Decreases in uncertain tax benefits	(92,923)
Balance at December 31, 2025	$15,065

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

The Company records penalties and tax-related interest expense on unrecognized tax benefits as a component of the provision for income taxes in the accompanying consolidated statement of operations. The Company has recorded interest related to uncertain tax positions for the year ended December 31, 2025, in the accompanying consolidated balance sheet.  Future changes in the Company’s unrecognized tax benefits will affect the Company’s annual effective tax rate.

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

As of December 31, 2025, all of the milestones have either been paid or settled, with the exception of the regulatory milestones and net sales milestones related to FA and Angelman syndrome and the net sales milestones related to Upstaza/Kebilidi. In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included FA and Angelman syndrome. As a result, the Company does not expect the milestones related to FA and Angelman syndrome to be achieved. In addition, the Company does not expect to pay the 2%–6% royalties on annual net sales related to FA and Angelman syndrome. As of December 31, 2025, the remaining potential sales milestones related to Upstaza/Kebilidi are up to $50.0 million, however the Company has determined that the probability of triggering these milestones is remote.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

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

In May 2024, the Company announced the validation and acceptance for review of an MMA for sepiapterin by the EMA for the treatment of PKU. Pursuant to the Censa Merger Agreement, the acceptance triggered a $15.0 million regulatory milestone payment to the former Censa securityholders. In July 2024, the Company announced the submission of an NDA to the FDA for sepiapterin for the treatment of pediatric and adult patients with PKU, including the full spectrum of ages and disease subtypes. Pursuant to the Censa Merger Agreement, the decision to submit the NDA triggered a $25.0 million regulatory milestone payment to the former Censa securityholders. In September 2024, the Company announced the FDA acceptance for filing of the NDA. Pursuant to the Censa Merger Agreement, the acceptance triggered a $25.0 million regulatory milestone payment to the former Censa securityholders. Together, the $65.0 million of regulatory milestones were paid and recorded within research and development expense on the Company’s consolidated statements of operations for the year ended December 31, 2024.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

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

At the consummation of the transactions contemplated by the Rights Satisfaction Agreement, based on the participation of former Censa securityholders holding approximately 90% of Censa’s equity securities prior to the consummation of the transactions contemplated by the Censa Merger Agreement, the Company paid an aggregate amount of Upfront Consideration in cash of $225.1 million, which was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life on a straight-line basis. Additionally, the Company is obligated to make Additional Milestone Payments in an amount equal to approximately $90.0 million upon achievement of each of the (i) first occurrence of a three or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $3.0 billion, (ii) first occurrence of a five or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $5.0 billion, (iii) first occurrence of a seven or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $7.0 billion, (iv) first occurrence of a nine or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $9.0 billion and (v) first occurrence of an 11 or fewer consecutive calendar year period in which aggregate Net Sales of Product are greater than $11.0 billion. If, after the consummation of the transactions contemplated by the Rights Satisfaction Agreement, any additional former securityholder of Censa executes and delivers a joinder to the Rights Satisfaction Agreement and becomes a party thereto, the Company will pay such former securityholder an amount in cash equal to such former securityholder’s applicable pro rata share of the Upfront Consideration (less any Net Sale Payments previously received) and any Additional Milestone Payments that become payable to Participating Rightsholders under the Rights Satisfaction Agreement.

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

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

In June 2025, sepiapterin was granted marketing authorization by the EC for the treatment of children and adults living with PKU. Pursuant to the Censa Merger Agreement, the acceptance triggered a $25.0 million regulatory milestone payment to the former Censa securityholders. In July 2025, sepiapterin was granted FDA approval for the treatment of children and adults living with PKU. Pursuant to the Censa Merger Agreement, the approval triggered a $32.5 million milestone payment to the former Censa securityholders. As of December 31, 2025, these milestones were paid and recorded as intangible assets and are being amortized to cost of product sales over their expected useful lives on a straight-line basis. As of December 31, 2025, $152.5 million of the $217.5 million in development and regulatory milestones have been paid to the former Censa securityholders.

The Company also has the Tegsedi-Waylivra Agreement for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean. Akcea is entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement.

The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur. Additionally, the Company has royalty payments associated with Translarna, Emflaza, Sephience, and Upstaza/ Kebilidi net product revenue, payable quarterly or annually in accordance with the terms of the related agreements.

From time to time in the ordinary course of its business, the Company is subject to claims, legal proceedings and disputes. The Company is not currently aware of any material legal proceedings against it.

15. Segment and geographic information

The Company views its operations and manages its business in one operating segment: life science. The table below summarizes the significant expense categories for the life science segment regularly reviewed by the CODM for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Total revenues	$1,730,655	$806,780	$937,822
Less:
Cost of product, collaboration and license sales	28,427	26,901	27,404
Program spend	201,706	211,230	258,705
Employee costs	283,583	251,184	334,305
Manufacturing costs	67,323	64,120	86,641
Administrative costs	73,805	72,420	70,531
Occupancy costs	29,561	34,913	42,085
Milestones	—	65,000	30,000
Other segment items (a)	363,606	444,307	714,755
Segment net income (loss)	$682,644	$(363,295)	$(626,604)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$682,644	$(363,295)	$(626,604)

(a)	Other segment items includes the following:

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

	Years Ended December 31,
	2025	2024	2023
Interest income	$(74,078)	$(47,314)	$(13,325)
Interest expense	226,308	214,307	142,505
Income tax expense (benefit)	13,975	176	(69,506)
Depreciation	14,196	14,924	13,947
Amortization	24,742	60,738	222,635
All other (b)	158,463	201,476	418,499
Total other segment items	$363,606	$444,307	$714,755

(b)	All other includes cost of goods sold, royalty, travel and entertainment, distribution costs, bad debt expense, finance costs, contract labor costs, stock compensation expense, change in the fair value of contingent consideration, and other expense.

The following table presents financial information based on the geographic location of the facilities of the Company as of and for the years ended:

	Year Ended December 31, 2025
	United States	Non-US	Total
Total assets	$2,525,035	$373,732	$2,898,767
Fixed assets, net	$54,109	$1,262	$55,371
Revenue	$1,494,767	$235,888	$1,730,655

	Year Ended December 31, 2024
	United States	Non-US	Total
Total assets	$1,343,234	$361,790	$1,705,024
Fixed assets, net	$59,748	$1,222	$60,970
Revenue	$413,044	$393,736	$806,780

16. 401(k) plan

The Company maintains a 401(k) plan for its employees. Employee contributions are voluntary. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company provided a 100% matching contribution for up to the first 6% of each contributing employee’s base salary contributions for the years ended December 31, 2025, 2024 and 2023, respectively. The Company made matching contributions to the 401(k) plan and recorded expense of approximately $8.0 million, $7.3 million, and $10.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

17. Intangible assets and goodwill

Definite-lived intangibles

Definite lived intangible assets consisted of the following at December 31, 2025 and 2024:

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	December 31,
intangible assets, gross	2024	Additions	translation	2025
Waylivra	12,397	4,432	1,769	18,598
Tegsedi	18,249	4,132	2,444	24,825
Kebilidi	10,731	—	—	10,731
Upstaza	106,937	—	—	106,937
Sephience	—	283,500	—	283,500
Total definite-lived intangibles, gross	$148,314	$292,064	$4,213	$444,591

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	December 31,
intangible assets, accumulated amortization	2024	Amortization	translation	2025
Waylivra	(5,273)	(2,666)	(750)	(8,689)
Tegsedi	(5,609)	(3,860)	(826)	(10,295)
Kebilidi	(112)	(894)	—	(1,006)
Upstaza	(18,526)	(8,911)	—	(27,437)
Sephience	—	(8,411)	—	(8,411)
Total definite-lived intangibles, accumulated amortization	$(29,520)	$(24,742)	$(1,576)	$(55,838)

Total definite-lived intangibles, net				$388,753

Akcea is also entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets, respectively. For the year ended December 31, 2025, royalties of $4.1 million and $4.4 million for Tegsedi and Waylivra, respectively, were recorded on the consolidated balance sheet within intangible assets, net. As of December 31, 2025, a royalty payable of $0.4 million and $0.1 million for Tegsedi and Waylivra, respectively, was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

Pursuant to the Rights Satisfaction Agreement, in August 2025, upfront cash consideration of $225.1 million was paid to the former Censa securityholders. The upfront cash consideration was recorded as an intangible asset and is being amortized to cost of product sales over its expected useful life on a straight-line basis. Pursuant to the Censa Merger Agreement, in June 2025, a $25.0 million milestone payment from the Company to the former Censa securityholders was triggered when the EC granted marketing authorization to Sephience for the treatment of children and adults living with PKU. Pursuant to the Censa Merger Agreement, in July 2025, a $32.5 million milestone payment from the Company to the former Censa securityholders was triggered when the FDA approved Sephience for the treatment of children and adults

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

living with PKU. These milestones were recorded as intangible assets and are being amortized to cost of product sales over their expected useful lives on a straight-line basis.

The former Censa securityholders may also be entitled to receive other contingent payments subject to certain terms set forth in the Censa Merger Agreement related to sales of Sephience. In accordance with the guidance for an asset acquisition, the Company will record such payments when they become payable to the former Censa securityholders and increase the cost basis for the Sephience intangible asset. For the year ended December 31, 2025, royalties of $0.9 million for Sephience was recorded on the consolidated balance sheet within intangible assets, net. As of December 31, 2025, a royalty payable of $0.9 million for Sephience was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized amortization expense of $24.7 million, $60.7 million, and $222.6 million respectively, related to its intangible assets.

The estimated future amortization of the Company’s intangible assets is expected to be as follows:

As of December 31, 2025
2026	$45,444
2027	45,444
2028	45,444
2029	40,555
2030 and thereafter	211,866
Total	$388,753

Effective December 31, 2025, the Company changed its estimate for Upstaza and Kebilidi useful lives, primarily due to the decrease in lease term for MassBio, its commercial manufacturer for these products. The resulting change in future amortization is reflected in the table above. The weighted average remaining amortization period of the definite-lived intangibles as of December 31, 2025 is 11.0 years.

Indefinite-lived intangibles

In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included programs for Friedreich ataxia and Angelman syndrome. As a result, the Company determined that its Friedreich ataxia and Angelman syndrome indefinite lived intangible assets were fully impaired and recorded impairment expense of $217.8 million which is recorded as intangible asset impairment in the statement of operations for the year ended December 31, 2023.

The Company also recorded intangible asset impairment for its PTC-AADC indefinite lived intangible asset of $159.5 million for the year ended December 31, 2024. The impairment was related to a decrease in projected cash flows due to refinements in current market assumptions and the timing of patient treatments.  To calculate the impairment amount, the Company utilized a discounted cash flow model under the income method, which primarily utilized Level 3 fair value inputs. The discount rate utilized in the discounted cash flow model was 15%, and the probability of success was 100% as the Company received regulatory approval in Brazil and the United States. There are no remaining indefinite lived intangible assets on the consolidated balance sheets as of December 31, 2024 and 2025.

PTC Therapeutics, Inc.

Notes to consolidated financial statements (Continued)

December 31, 2025

(In thousands except share and per share amount)

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. There have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of December 31, 2025 and 2024 was $82.3 million. The Company performed an annual impairment test for goodwill as of October 1, 2025. The Company’s single reporting unit had a negative carrying value and thus the Company determined there was no impairment of goodwill.

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025 based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PTC Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PTC Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PTC Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

February 19, 2026

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

The following table describes, for the fourth quarter of 2025, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Neil Almstead (Chief Technical Operations Officer)	Adoption (November 11, 2025)	Rule 10b5-1 trading arrangement	Sale	Until March 31, 2027, or until such earlier date upon which all transactions are completed	Up to 405,314 shares*
Mary Smith (Director)	Adoption (November 12, 2025)	Rule 10b5-1 trading arrangement	Sale	Until December 31, 2026, or until such earlier date upon which all transactions are completed	Up to 27,834 shares
Christine Utter (Chief Accounting Officer and Head of People Services)	Termination (November 25, 2025)	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Neil Almstead (Chief Technical Operations Officer) (By Spouse)	Adoption (November 26, 2025)	Rule 10b5-1 trading arrangement	Sale	Until March 31, 2027, or until such earlier date upon which all transactions are completed	Up to 3,989 shares
Lee Golden (Chief Medical Officer)	Adoption (December 4, 2025)	Rule 10b5-1 trading arrangement	Sale	Until December 3, 2026, or until such earlier date upon which all transactions are completed	Up to 30,000 shares

*This Rule 10b5-1 trading arrangement includes up to 353,311 shares of Company common stock available to be sold under Mr. Almstead’s previously executed trading arrangement, or the Prior Plan, which expires on March 31, 2026. Such shares are only available to be sold under this trading arrangement to the extent they remain unsold under the Prior Plan upon its expiration or termination.

(1) As previously disclosed, this trading arrangement related to 57,654 shares of Company common stock and had a scheduled expiration date of September 15, 2026, or such earlier date upon which all transactions were completed.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item as set forth under the captions “Proposal 1—Election of Directors”, “Executive Officers”, “Delinquent Section 16(a) Reports”, “Corporate Governance—Code of Business Conduct and Ethics”, “Corporate Governance—Director Nominations”, “Corporate Governance—Board Committees - Audit Committee”, Executive Compensation—Insider Trading, Prohibition Against Pledging, and Anti-Hedging Policies” and “Stockholder Proposals and Nominations for Director” in our Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

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

Item 11.   Executive Compensation

The information required by this item (other than the information required by Item 402(v) of Regulation S-K) as set forth in under the captions “Executive Compensation”, “2025 Director Compensation”, “Corporate Governance—Risk Oversight” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item as set forth under the captions “Equity Compensation Plan Information” and “Principal Stockholders” in our Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item as set forth under the captions “Corporate Governance—Policies and Procedures for Related Person Transactions”, “Corporate Governance—Related Person Transactions”, and “Corporate Governance—Director Independence” in our Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item as set forth under the caption “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

Financial Statements

The following statements and supplementary data are included in Part II, Item 8. of the Annual Report on Form 10-K.

●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2025 and 2024
●	Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023
●	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2025, 2024 and 2023
●	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
●	Notes to Consolidated Financial Statements

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

First Amendment to Lease Agreement, dated December 31, 2024, between Warren CC Acquisitions, LLC and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by the Registrant on February 27, 2025)

10.35

Irrevocable Transferable Standby Letter of Credit, dated June 22, 2022, issued by HSBC Bank USA, N.A. in favor of Warren CC Acquisitions LLC c/o Vision Real Estate Partners for the Account of PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 4, 2022)

10.36

Amendment, dated February 14, 2025, to Irrevocable Transferable Standby Letter of Credit, dated June 22, 2022, issued by HSBC Bank USA, N.A. in favor of Warren CC Acquisitions LLC c/o Vision Real Estate Partners for the Account of PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by the Registrant on February 27, 2025)

Exhibit Number		Description of Exhibit
10.37	*

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

10.42	*	Amendment No. 6 to License Agreement dated October 24, 2025 by and between Shiratori Pharmaceutical Co. Ltd. and PTC Therapeutics MP, Inc.**

10.43	+	Employment Agreement between PTC Therapeutics, Inc. and Pierre Gravier (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 17, 2023)

10.44	+	Employment Agreement between PTC Therapeutics, Inc. and Lee Golden (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on April 25, 2024)

10.45	*

Amended and Restated Royalty Purchase Agreement, dated as of October 18, 2023, among the Registrant, Royalty Pharma Investments 2019 ICAV, and solely for the purposes of Section 5.15 thereof, Royalty Pharma plc (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by the Registrant on February 29, 2024)

10.46	*

Amendment No. 1 to Amended and Restated Royalty Purchase Agreement and First Put Option Exercise Agreement, dated June 17, 2024, by and among PTC Therapeutics, Inc., Royalty Pharma Investments 2019 ICAV, and Royalty Pharma plc (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2024)

10.47	*

Amendment No. 2 to Amended and Restated Royalty Purchase Agreement and First Put Option Exercise Agreement, dated December 29, 2025, by and among PTC Therapeutics, Inc., Royalty Pharma Investments 2019 ICAV, and Royalty Pharma plc**

10.48	*

Asset Purchase Agreement, dated November 26, 2024, by and between the Buyer and PTC Therapeutics, Inc. (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed by the Registrant on February 27, 2025)

10.49	*

License and Collaboration Agreement, dated as of November 27, 2024, among PTC Therapeutics, Inc., PTC Therapeutics HD, Inc. and Novartis Pharmaceuticals Corporation (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed by the Registrant on February 27, 2025)

Exhibit Number		Description of Exhibit
10.50	*

Rights Satisfaction Agreement, dated August 5, 2025, by and among PTC Therapeutics, Inc., certain of the former securityholders of Censa Pharmaceuticals, Inc., and, for the limited purposes set forth in the agreement, Shareholder Representative Services LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2025)

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

PTC THERAPEUTICS, INC.

Date:	February 19, 2026	By:	/s/ MATTHEW B. KLEIN, M.D.
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

Dated:	February 19, 2026	By:	/s/ MATTHEW B. KLEIN, M.D.
Matthew B. Klein, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	February 19, 2026	By:	/s/ PIERRE GRAVIER
Pierre Gravier
Chief Financial Officer
(Principal Financial Officer)

Dated:	February 19, 2026	By:	/s/ CHRISTINE UTTER
Christine Utter
Chief Accounting Officer
(Principal Accounting Officer)

Dated:	February 19, 2026	By:	/s/ MICHAEL SCHMERTZLER
Michael Schmertzler
Director

Dated:	February 19, 2026	By:	/s/ ALLAN JACOBSON
Allan Jacobson
Director

Dated:	February 19, 2026	By:	/s/ STEPHANIE S. OKEY
Stephanie S. Okey

Director

Dated:	February 19, 2026	By:	/s/ EMMA REEVE
Emma Reeve
Director

Dated:	February 19, 2026	By:	/s/ MARY SMITH
Mary Smith
Director

Dated:	February 19, 2026	By:	/s/ DAVID P. SOUTHWELL
David P. Southwell
Director

Dated:	February 19, 2026	By:	/s/ GLENN D. STEELE
Glenn D. Steele
Director

Dated:	February 19, 2026	By:	/s/ ALETHIA YOUNG
Alethia Young
Director

Dated:	February 19, 2026	By:	/s/ JEROME B. ZELDIS
Jerome B. Zeldis
Director