Form 10-Q
period 2026-03-31
PTC THERAPEUTICS, INC.
filed 2026-05-07
CIK 1070081

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, there were 82,949,338 shares of Common Stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	the outcome of pricing, coverage and reimbursement negotiations with third party payors for our products or product candidates that we commercialize or may commercialize in the future;
●	expectations with respect to Sephience™ (sepiapterin) for the treatment of phenylketonuria, or PKU, including commercialization and the potential achievement of sales milestones and contingent payments that we may be obligated to make;
●	our ability to maintain marketing authorization of Translarna™ (ataluren) for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD, in geographies in which it has approval, including the effect of the European Commission's adoption of the negative opinion from the Committee for Medicinal Products for Human Use on Translarna, and the impact of the withdrawal of the Translarna new drug application in the United States, on existing approvals;
●	the ability and willingness of individual countries within the European Union, or EU, to leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna;
●	expectations with respect to our license and collaboration agreement with Novartis Pharmaceuticals Corporation, or Novartis, for votoplam for the treatment of Huntington's disease, including our right to receive development, regulatory and sales milestones, profit sharing and royalty payments from Novartis, the design and expected timing of clinical trials and studies, the availability of data, and regulatory submissions and responses, including potential accelerated approval;
●	expectations with respect to vatiquinone for the treatment of Friedreich’s ataxia, including with respect to the design and expected timing of clinical trials and studies, the availability of data, and regulatory submissions and responses and potential approvals and other matters;
●	expectations with respect to Upstaza™/Kebilidi™ (eladocagene exuparvovec)/(eladocagene exuparvovec-tneq) for the treatment of Aromatic L-Amino Decarboxylase deficiency, including commercialization, manufacturing capabilities, and the potential achievement of sales milestones and contingent payments that we may be obligated to make;
●	our expectations with respect to the commercialization of Evrysdi® (risdiplam) for the treatment of spinal muscular atrophy, or SMA, under our program directed against SMA in collaboration with F. Hoffmann La Roche Ltd and Hoffmann La Roche Inc. and the Spinal Muscular Atrophy Foundation and our estimates regarding future revenues from the achievement of milestones in that program;
●	our expectations and the potential financial impact and benefits related to our Collaboration and License Agreement with a subsidiary of Ionis Pharmaceuticals, Inc., including the commercialization of Tegsedi® and Waylivra®, and our expectations with respect to royalty payments by us based on our potential achievement of certain net sales thresholds;
●	significant business effects, including the effects of industry, market, economic, political or regulatory conditions;

●	changes in tax and other laws, regulations, rates and policies;
●	the timing and scope of our commercialization of our products and product candidates;
●	our estimates regarding the potential market opportunity for our products or product candidates, including the size of eligible patient populations and our ability to identify such patients;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort early access programs for our products on adequate terms, or at all;
●	our estimates regarding expenses, future revenues, third-party discounts and rebates, capital requirements and needs for additional financing, including our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	our ability to realize the anticipated benefits of our acquisitions or other strategic transactions, including the possibility that the expected impact of benefits from the acquisitions or strategic transactions will not be realized or will not be realized within the expected time period, significant transaction costs, the integration of operations and employees into our business, our ability to obtain marketing approval of our product candidates we acquired from the acquisitions or other strategic transactions and unknown liabilities;
●	the rate and degree of market acceptance and clinical utility of any of our products or product candidates;
●	the ability and willingness of patients and healthcare professionals to access our products and product candidates through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the timing of, and our ability to obtain additional marketing authorizations for our products and product candidates;
●	the ability of our products and our product candidates to meet existing or future regulatory standards;
●	the potential receipt of revenues from future sales of our products or product candidates;
●	the expected impact of our loss of market exclusivity for Emflaza® (deflazacort) for the treatment of Duchenne muscular dystrophy in the United States under the Orphan Drug Act of 1983;
●	our scientific approach and general development progress;
●	our sales, marketing and distribution capabilities and strategy, including the ability of our third-party manufacturers to manufacture and deliver our products and product candidates in clinically and commercially sufficient quantities and the ability of distributors to process orders in a timely manner and satisfy their other obligations to us;
●	our ability to establish and maintain arrangements for the manufacture of our products and product candidates that are sufficient to meet clinical trial and commercial launch requirements;
●	our ability to complete any post-marketing requirements imposed by regulatory agencies with respect to our products;
●	our ability to satisfy our obligations under the terms of our lease agreements;
●	our ability to satisfy our obligations under the indenture governing our 1.50% convertible senior notes due September 15, 2026;
●	our regulatory submissions, including with respect to timing and outcome of regulatory review;

●	the timing and conduct of our ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	our plans to advance our earlier stage programs and pursue research and development of other product candidates, including our splicing and inflammation and ferroptosis programs;
●	the sufficiency of our cash resources and our ability to obtain adequate financing in the future on favorable terms or at all, for our foreseeable and unforeseeable operating expenses and capital expenditure requirements;
●	whether we may pursue business development opportunities, including potential collaborations, alliances, and acquisition or licensing of assets and our ability to successfully develop or commercialize any assets to which we may gain rights pursuant to such business development opportunities;
●	the potential advantages of our products and any product candidate;
●	our intellectual property position;
●	the impact of government laws and regulations;
●	the impact of litigation that has been or may be brought against us or of litigation that we are pursuing against others; and
●	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, as well as in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PTC Therapeutics, Inc.

Consolidated Balance Sheets (unaudited)

In thousands (except shares)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$833,986	$984,648
Marketable securities	1,058,477	960,723
Trade and royalty receivables, net	219,919	181,621
Inventory, net	75,567	79,647
Prepaid expenses and other current assets	66,054	67,309
Total current assets	2,254,003	2,273,948
Fixed assets, net	52,739	55,371
Intangible assets, net	380,684	388,753
Goodwill	82,341	82,341
Operating lease ROU assets	76,692	80,053
Deposits and other assets	22,645	18,301
Total assets	$2,869,104	$2,898,767
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$313,050	$381,272
Current portion of long-term debt	286,937	286,631
Deferred revenue	498	2,040
Operating lease liabilities- current	12,078	12,484
Finance lease liabilities- current	6,000	3,000
Liability for sale of future royalties- current	305,041	283,000
Total current liabilities	923,604	968,427
Operating lease liabilities- noncurrent	90,072	93,583
Finance lease liabilities- noncurrent	—	3,000
Liability for sale of future royalties- noncurrent	2,022,189	2,025,366
Other long-term liabilities	13,704	13,704
Total liabilities	3,049,569	3,104,080
Stockholders’ deficit:
Common stock, $0.001 par value. Authorized 250,000,000 shares; issued and outstanding 82,882,024 shares at March 31, 2026. Authorized 250,000,000 shares; issued and outstanding 81,474,366 shares at December 31, 2025.	81	80
Additional paid-in capital	2,778,026	2,748,335
Accumulated other comprehensive income	8,466	10,501
Accumulated deficit	(2,967,038)	(2,964,229)
Total stockholders’ deficit	(180,465)	(205,313)
Total liabilities and stockholders’ deficit	$2,869,104	$2,898,767

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Operations (unaudited)

In thousands (except shares and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net product revenue	$225,573	$153,426
Collaboration and license revenue	143	986,231
Royalty revenue	46,835	36,439
Total revenues	272,551	1,176,096
Operating expenses:
Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets	28,028	12,862
Amortization of acquired intangible assets	11,581	3,798
Research and development	100,873	108,973
Selling, general and administrative	86,183	80,961
Change in the fair value of contingent consideration	—	(800)
Tangible asset impairment and losses on transactions, net	927	77
Total operating expenses	227,592	205,871
Income from operations	44,959	970,225
Interest expense, net	(49,030)	(34,092)
Other income (expense), net	1,609	(6,305)
(Loss) income before income tax expense	(2,462)	929,828
Income tax expense	(347)	(63,266)
Net (loss) income attributable to common stockholders	$(2,809)	$866,562
Weighted-average shares outstanding:
Basic (in shares)	82,521,023	78,115,836
Diluted (in shares)	82,521,023	86,385,922
Net (loss) income per share—basic (in dollars per share)	$(0.03)	$11.09
Net (loss) income per share—diluted (in dollars per share)	$(0.03)	$10.04

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

In thousands

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(2,809)	$866,562
Other comprehensive (loss) income:
Unrealized loss on marketable securities, net of tax	(1,517)	(88)
Foreign currency translation (loss) gain, net of tax	(518)	12,025
Comprehensive (loss) income	$(4,844)	$878,499

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Stockholders’ Deficit (unaudited)

In thousands (except shares)

				Accumulated
			Additional	other		Total
Three months ended March 31, 2026	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance, December 31, 2025	81,474,366	$80	$2,748,335	$10,501	$(2,964,229)	$(205,313)
Exercise of options	161,869	—	6,403	—	—	6,403
Restricted stock vesting and issuance, net	1,245,789	1	—	—	—	1
Share-based compensation expense	—	—	23,421	—	—	23,421
Receivable from investor	—	—	(133)	—	—	(133)
Net loss	—	—	—	—	(2,809)	(2,809)
Comprehensive loss	—	—	—	(2,035)	—	(2,035)
Balance, March 31, 2026	82,882,024	$81	$2,778,026	$8,466	$(2,967,038)	$(180,465)

				Accumulated
			Additional	other		Total
Three months ended March 31, 2025	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	(loss) income	deficit	deficit
Balance, December 31, 2024	77,704,188	$77	$2,574,611	$(25,886)	$(3,646,873)	$(1,098,071)
Exercise of options	431,089	—	15,751	—	—	15,751
Restricted stock vesting and issuance, net	1,089,999	1	—	—	—	1
Share-based compensation expense	—	—	18,060	—	—	18,060
Net income	—	—	—	—	866,562	866,562
Comprehensive income	—	—	—	11,937	—	11,937
Balance, March 31, 2025	79,225,276	$78	$2,608,422	$(13,949)	$(2,780,311)	$(185,760)

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Consolidated Statements of Cash Flows (unaudited)

In thousands

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(2,809)	$866,562
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,413	7,221
Non-cash operating lease expense	1,761	1,790
Non-cash royalty revenue related to sale of future royalties	(46,835)	(32,974)
Non-cash interest expense on liability related to sale of future royalties	65,699	49,661
Change in valuation of contingent consideration	—	(800)
Tangible asset impairment and losses on transactions, net	927	77
Unrealized loss on ClearPoint Equity Investments	—	3,122
Unrealized gain on marketable securities - equity investments	(1,214)	(774)
Deferred income taxes	(10)	2
Amortization of discounts on investments, net	(4,114)	(2,313)
Amortization of debt issuance costs	305	299
Share-based compensation expense	23,421	18,060
Unrealized foreign currency transaction losses, net	(887)	2,251
Changes in operating assets and liabilities:
Inventory, net	2,643	2,191
Prepaid expenses and other current assets	1,180	(16,429)
Trade and royalty receivables, net	(40,390)	(47,792)
Deposits and other assets	(1,588)	(611)
Accounts payable and accrued expenses	(68,713)	18,502
Other liabilities	(2,309)	(458)
Deferred revenue	(1,522)	7,200
Payments on contingent consideration	—	(4,684)
Net cash (used in) provided by operating activities	$(59,042)	$870,103
Cash flows from investing activities
Purchases of fixed assets	$(1,197)	$(1,724)
Proceeds from sale of fixed assets	—	70
Purchases of marketable securities- available for sale	(454,670)	(322,335)
Purchases of marketable securities- equity investments	(23,957)	(5,209)
Sale of marketable securities- available for sale	376,359	136,750
Sale of marketable securities- equity investments	9,885	8,896
Acquisition of product rights and licenses	(156)	(808)
Net cash used in investing activities	$(93,736)	$(184,360)
Cash flows from financing activities
Proceeds from exercise of options	$6,403	$15,751
Payments on contingent consideration obligation	—	(6,341)
Net cash provided by financing activities	$6,403	$9,410
Effect of exchange rate changes on cash	(1,524)	5,393
Net (decrease) increase in cash and cash equivalents	(147,899)	700,546
Cash and cash equivalents, and restricted cash beginning of period	998,334	795,316
Cash and cash equivalents, and restricted cash end of period	$850,435	$1,495,862
Supplemental disclosure of cash information
Cash paid for interest	$2,156	$2,156
Supplemental disclosure of non-cash investing and financing activity
Unrealized loss on marketable securities, net of tax	$(1,517)	$(88)
Right-of-use assets obtained in exchange for operating lease obligations	—	850
Decrease in right-of-use assets related to lease modifications and termination	1,466	—
Decrease in operating lease liabilities due to lease modifications and termination	1,547	—
Acquisition of product rights and licenses	5,292	2,185
Fixed asset additions through tenant improvement allowance	—	374

See accompanying unaudited notes.

PTC Therapeutics, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

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

The Company has developed Sephience™ (sepiapterin), a product for the treatment of phenylketonuria (“PKU”), a rare inherited metabolic disease characterized by the body’s inability to break down an essential amino acid called phenylalanine, and which can result in neurological and other symptoms. In June 2025, Sephience was granted marketing authorization by the European Commission (“EC”) for the treatment of children and adults living with PKU within the European Economic Area (“EEA”). In July 2025, Sephience was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of pediatric and adult patients living with PKU in the United States age one month and above. In December 2025, Sephience was approved by the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for the treatment of children and adults living with PKU in Japan. In February 2026, Sephience was approved by ANVISA, the Brazilian health regulatory authority, for the treatment of children and adults living with PKU in Brazil. Sephience is also approved in additional geographies.

The Company has two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy (“DMD”), a rare, life-threatening disorder. While Translarna previously had conditional approval in the EEA, in March 2025, the EC adopted the negative opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, to not renew the conditional marketing authorization of Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy (“nmDMD”). However, the EC indicated that individual countries within the European Union (“EU”), can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. Translarna has marketing authorization in additional geographies outside of the EEA, but the EC adoption of the CHMP negative opinion may affect future reauthorizations. Emflaza is approved in the United States for the treatment of DMD in patients two years and older.

Translarna is an investigational new drug in the United States. In 2017, the Company filed a new drug application (“NDA”) for Translarna for the treatment of nmDMD over protest with the FDA and the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. The Company re-submitted the NDA in July 2024 and in October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. Following feedback from the FDA, the Company withdrew the NDA resubmission for Translarna in February 2026. Further development of Translarna for the treatment of nmDMD in the United States is not planned.

The Company has developed Upstaza™ (eladocagene exuparvovec), a gene therapy used for the treatment of Aromatic L-Amino Acid Decarboxylase (“AADC”) deficiency (“AADC deficiency”), a rare central nervous system (“CNS”) disorder arising from reductions in the enzyme AADC that results from mutations in the dopa decarboxylase gene. In July 2022, the EC approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the EEA. In November 2022, the Medicines and Healthcare Products Regulatory Agency approved Upstaza for the treatment of AADC deficiency for patients 18 months and older within the United Kingdom. In November 2024, the Company’s biologics license application for its gene therapy treatment of AADC deficiency was approved by the FDA. This gene therapy is marketed under the brand name Kebilidi™ in the United States.

The Company holds the rights for the commercialization of Tegsedi® (inotersen) and Waylivra® (volanesorsen) for the treatment of rare diseases in countries in Latin America and the Caribbean pursuant to the Collaboration and License Agreement (the “Tegsedi-Waylivra Agreement”), dated August 1, 2018, by and between the Company and Akcea Therapeutics, Inc. (“Akcea”), a subsidiary of Ionis Pharmaceuticals, Inc. Tegsedi has received marketing authorization in the United States, the European Union (the “EU”) and Brazil for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hereditary transthyretin amyloidosis (“hATTR amyloidosis”). In August 2021, ANVISA, the Brazilian health regulatory authority, approved Waylivra as the first treatment for familial chylomicronemia syndrome (“FCS”) in Brazil. Waylivra has also received marketing authorization in the EU for the treatment of FCS. In December 2022, ANVISA approved Waylivra for the treatment of familial partial lipodystrophy.

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

In addition to the Company’s SMA program, the Company’s splicing platform also includes votoplam (PTC518), which is being developed for the treatment of Huntington’s disease (“HD”). The Company initiated a Phase 2 study of votoplam for the treatment of HD in the first quarter of 2022, which consisted of an initial 12-week placebo-controlled phase focused on safety, pharmacology and pharmacodynamic effects followed by a nine-month placebo-controlled phase focused on votoplam biomarker effect. In June 2024, the Company announced interim results from the full Phase 2 study of votoplam. At month 12, votoplam treatment demonstrated durable dose-dependent lowering of mutant HTT (“mHTT”) protein in the blood and dose-dependent lowering of mHTT protein in the cerebrospinal fluid in the interim cohort of stage 2 patients. In addition, favorable trends were demonstrated on several relevant HD clinical assessments. Furthermore, following 12 months of treatment, votoplam continued to be well tolerated. In September 2024, the FDA granted Fast Track designation to the votoplam program for the treatment of HD. In December 2024, the Company held a Type C meeting with the FDA to discuss whether huntingtin protein lowering could be considered a surrogate endpoint for accelerated approval of votoplam. The FDA was aligned on the scientific rationale and asked to see additional data supportive of an association between huntingtin protein lowering and changes in clinical outcome scores. In May 2025, the Company announced that the Phase 2 study of votoplam met its primary endpoints of blood HTT lowering and safety. The results on the full study population are consistent with the previously reported evidence of dose-dependent HTT lowering, favorable safety profile and early signals of dose-dependent clinical effect at 12 months in Stage 2 patients. In addition, at 24 months of treatment, there were continued trends of dose-dependent favorable clinical effect relative to a propensity-matched natural history cohort as well as dose-dependent Neurofilament light (“NfL”) lowering. In November 2024, the Company entered into a License and Collaboration Agreement (the “Novartis Agreement”) with Novartis Pharmaceuticals Corporation (“Novartis”), relating to its votoplam HD program which included related molecules. This transaction closed in January 2025, triggering a $1.0 billion upfront cash payment to the Company. In the fourth quarter of 2025, an End-of-Phase 2 meeting was held with the FDA, and alignment was reached on design of a global Phase 3 clinical trial. This trial could serve as the confirmatory study in the context of Accelerated Approval, or as a registration trial. In April 2026, Novartis announced that it had commenced the global Phase 3 study. Also in April 2026, the Company reported positive topline results from the 24-month interim analysis of the PIVOT-HD long-term extension study, with favorable dose-dependent effects on disease progression for Stage 2 HD patients following 24 months of votoplam treatment compared to an external natural history cohort, with 52% slowing of disease progression on the Composite Unified Huntington’s Disease Rating Scale at the 10 milligram dose level. The Company and Novartis will continue to review the data and discuss potential regulatory interactions.

The Company’s inflammation and ferroptosis platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS and non-CNS diseases. The most advanced molecule in the Company’s inflammation and ferroptosis platform is vatiquinone. The Company announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich’s ataxia (“FA”), called MOVE-FA, in May 2023. While the study did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In October 2024, the Company announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, the Company submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In February 2025, the FDA accepted for filing the NDA. In August 2025, the FDA issued a complete response letter related to the NDA stating that substantial evidence of efficacy was not demonstrated for vatiquinone and that an additional adequate and well-controlled study would be needed to support NDA resubmission. The Company met with the FDA in the fourth quarter of 2025 to discuss the vatiquinone development program, at which time the FDA suggested an additional study be conducted to support NDA resubmission. In April 2026, the Company again met with FDA to discuss the design of a new trial to provide additional data to support NDA resubmission. Based on the meeting discussion and written feedback, the Company plans to initiate an open label study using matched natural history control in the third quarter of 2026.

In addition, the Company has a pipeline of product candidates and discovery programs that are in early clinical, pre-clinical and research and development stages focused on the development of new treatments for multiple therapeutic areas for rare diseases.

As of March 31, 2026, the Company had an accumulated deficit of approximately $2,967.0 million. The Company has financed its operations to date primarily through the private offerings of convertible senior notes (see Note 9), public and “at the market” offerings of common stock, proceeds from royalty purchase agreements (see Note 9), private placements of its convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by the Company’s product candidates. The Company has also relied on revenue generated from net sales of its products. The Company has also relied on revenue associated with milestone and royalty payments from Roche pursuant to the License and Collaboration Agreement (the “SMA License Agreement”) dated as of November 23, 2011, by and among the Company, Roche and, for the limited purposes set forth therein, the SMA Foundation, under its SMA program. The Company also relies on revenues associated with the Novartis Agreement. The Company expects that cash flows from the sales of its products, and milestone payments from Novartis, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months after the issuance date of these financial statements.

2.        Summary of significant accounting policies

The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the Company’s audited financial statements as of December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 19, 2026 (the "2025 Form 10-K"). There were no changes to significant accounting policies for the three months ended March 31, 2026. Selected significant accounting policies are discussed in further detail below.

Basis of presentation

The accompanying financial information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 has been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2025 and notes thereto included in the 2025 Form 10-K.

In the opinion of management, the unaudited financial information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations, stockholders’ deficit, and cash flows. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or for any other future year.

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

Restricted cash

Restricted cash included in deposits and other assets on the consolidated balance sheet contains an unconditional, irrevocable and transferable letter of credit of $3.0 million in connection with an amendment and restatement of the Company’s lease in Hopewell Township, New Jersey. Restricted cash also contains an unconditional, irrevocable and transferable letter of credit of $10.0 million in connection with obligations for the Company’s new facility lease in Warren, New Jersey. If after July 1, 2027, the Company is not in default of the lease agreement and meets certain creditworthiness guidelines, then the letter of credit will be reduced to $5.0 million. If after December 31, 2028, the Company is not in default of the lease agreement and meets certain creditworthiness guidelines, then the letter of credit will be further reduced to $2.5 million. Both letters of credit are classified within deposits and other assets on the consolidated balance sheet due to the long-term nature of the letters of credit. Restricted cash also includes a collateral account of $2.8 million in connection with the Company’s corporate card program. The collateral account is classified within deposits and other assets on the consolidated balance sheet due to its long-term nature. Restricted cash also includes a bank guarantee of $0.7 million denominated in a foreign currency.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	End of	Beginning of
	period-	period-
	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$833,986	$984,648
Restricted cash included in deposits and other assets	16,449	13,686
Total Cash, cash equivalents and restricted cash per consolidated statement of cash flows	$850,435	$998,334

Revenue recognition

Net product revenue

The Company’s net product revenue primarily consists of sales of Sephience for the treatment of PKU. Net product revenues also includes sales of Translarna in territories outside of the U.S. for the treatment of nmDMD and sales of Emflaza in the U.S. for the treatment of DMD. The Company recognizes revenue when its performance obligation with its customers has been satisfied. The Company’s performance obligation is to provide products based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligation is satisfied at a point in time when the Company’s customer obtains control of the product, which is typically upon delivery. The Company invoices its customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of the invoice date. The Company determines the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods the Company has yet to provide. As the Company has identified only one distinct performance obligation, the transaction price is allocated entirely to product sales. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.

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

For milestone payments, the Company assesses, at contract inception, whether the development or sales-based milestones are considered probable of being achieved. If it is probable that a significant revenue reversal will occur, the Company will not record revenue until the uncertainty has been resolved. Milestone payments that are contingent upon regulatory approval are not considered probable of being achieved until the applicable regulatory approvals or other external conditions are obtained as such conditions are not within the Company’s control. If it is probable that a significant revenue reversal will not occur, the Company will estimate the milestone payments using the most likely amount method. The Company will reassess the development and sales-based milestones each reporting period to determine the probability of achievement. The Company recognizes royalties from product sales at the later of when the related sales occur or when the performance obligation to which the royalty has been allocated has been satisfied. If it is probable that a significant revenue reversal will not occur, the Company will estimate the royalty payments using the most likely amount method.

The Company recognizes revenue for reimbursements of research and development costs under collaboration agreements as the services are performed. The Company records these reimbursements as revenue and not as a reduction of research and development expenses as the Company has the risks and rewards as the principal in the research and development activities.

Allowance for doubtful accounts

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also assesses whether an allowance for expected credit losses may be required which includes a review of the Company’s receivables portfolio, which are pooled on a customer basis or country basis.  In making its assessment of whether an allowance for credit losses is required, the Company considers its historical experience with customers, current balances, levels of delinquency, regulatory and legal environments, and other relevant current and future forecasted economic conditions. For the three months ended March 31, 2026 and 2025, no allowance was recorded for credit losses. The allowance for doubtful accounts was $15.6 million as of March 31, 2026 and $15.2 million as of December 31, 2025. For the three months ended March 31, 2026 and 2025, bad debt expense was $0.8 million and $1.9 million, respectively.

Income Taxes

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law by, among other provisions, lowering the U.S. federal statutory corporate income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Global Intangible Low-Taxed Income (“GILTI”) provisions of the TCJA require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended March 31, 2026.

On December 15, 2022, the European Union member states formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation. As a result, the tax laws in the U.S. and other countries in which PTC and its affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect the Company’s business. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, including those within the EU.

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

Recently issued accounting standards

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

Impact of recently adopted accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 addresses challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The guidance is effective for public business entities for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. In developing reasonable and supportable forecasts as part of estimating expected credit losses, the guidance provides that all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted this guidance January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and accompanying footnotes.

3.        Inventory

The following table summarizes the components of the Company’s inventory for the periods indicated:

	March 31, 2026	December 31, 2025
Raw materials	$1,606	$2,291
Work in progress	52,796	55,686
Finished goods	21,165	21,670
Total inventory	$75,567	$79,647

The Company periodically reviews its inventories for excess amounts or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. For the three months ended March 31, 2026 and 2025, the Company recorded inventory write-downs of $1.8 million and $3.5 million, respectively, primarily related to adjustments to inventory reserves and product approaching expiration. Additionally, though the Company’s product is subject to strict quality control and monitoring which it performs throughout the manufacturing processes, certain batches or units of product may not meet quality specifications resulting in a charge to cost of product, collaboration and license sales. For the three months ended March 31, 2026 and 2025, these amounts were immaterial. For the three months ended March 31, 2026, the Company recorded a $0.8 million loss related to inventory impairments, which is recorded as tangible asset impairment and losses on transactions, net on the statements of operations. No inventory impairments were recorded for the three months ended March 31, 2025.

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

The Company’s marketable securities consists of both debt securities and equity investments. The Company previously owned common stock in ClearPoint Neuro, Inc. (“ClearPoint”) (formerly MRI Interventions, Inc.), a publicly traded medical device company. The ClearPoint equity investments (collectively, the “ClearPoint Equity Investments”) represented financial instruments, and therefore, were recorded at fair value, which was readily determinable. As of December 31, 2025, the Company sold all of its ClearPoint Equity Investments.

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

The tables presented below are a summary of changes in the fair value for the Company’s marketable securities – equity investments and ClearPoint Equity Investments for the three months ended March 31, 2026 and March 31, 2025:

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	December 31,	Unrealized	Unrealized	Investments		March 31,
	2025	Gain	Gain	Purchased	Sales	2026
Marketable securities - equity investments	$31,596	1,214	1,561	23,957	(9,885)	$48,443
Total Fair Value	$31,596	$1,214	$1,561	$23,957	$(9,885)	$48,443

	Ending		Foreign			Ending
	Balance at		Currency			Balance at
	December 31,	Unrealized	Unrealized	Investments		March 31,
	2024	Gain/(Loss)	Gain	Purchased	Sales	2025
Marketable securities - equity investments	$29,034	774	2,066	5,209	(8,896)	$28,187
ClearPoint Equity Investments	13,759	(3,122)	—	—	—	10,637
Total Fair Value	$42,793	$(2,348)	$2,066	$5,209	$(8,896)	$38,824

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

The following represents the fair value using the hierarchy described above for the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

March 31, 2026
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$1,010,034	$—	$1,010,034	$—
Marketable securities - equity investments	$48,443	$48,443	$—	$—

December 31, 2025
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(level 1)	(level 2)	(level 3)
Marketable securities - available for sale	$929,127	$—	$929,127	$—
Marketable securities - equity investments	$31,596	$31,596	$—	$—

No transfers of assets between Level 1, Level 2, or Level 3 of the fair value measurement hierarchy occurred during the three months ended March 31, 2026 and year ended December 31, 2025.

The following is a summary of marketable securities accounted for as available for sale debt securities at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$120,817	$—	$(108)	$120,709
Corporate debt securities	343,325	11	(514)	342,822
Government obligations	546,622	75	(194)	546,503
Total	$1,010,764	$86	$(816)	$1,010,034

	December 31, 2025
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper	$93,113	$8	$(9)	$93,112
Corporate debt securities	279,090	181	(9)	279,262
Government obligations	556,137	616	—	556,753
Total	$928,340	$805	$(18)	$929,127

For available for sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the three months ended March 31, 2026 and 2025, no write downs occurred. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company also reviews its available for sale debt securities in an unrealized loss position and evaluates whether the decline in fair value has resulted from credit losses or other factors. This review is subjective, as it requires management to evaluate whether an event or change in circumstances has occurred in that period that may be related to credit issues. For the three months ended March 31, 2026 and 2025, no allowance was recorded for credit losses. Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ deficit.

For the three months ended March 31, 2026, realized gains from the sale of available for sale debt securities were immaterial. For the three months ended March 31, 2025, the Company did not have any realized gains or losses from the sale of available for sale debt securities. Realized gains and losses are reported as a component of interest expense, net in the consolidated statement of operations. Reclassified amounts from other comprehensive items were determined using the actual realized gains and losses from the sales of marketable securities.

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of March 31, 2026 are as follows:

	March 31, 2026
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(108)	120,709	—	—	(108)	$120,709
Corporate debt securities	$(514)	267,914	—	—	(514)	$267,914
Government obligations	$(194)	255,905	—	—	(194)	$255,905
Total	$(816)	$644,528	$—	$—	$(816)	$644,528

The unrealized losses and fair values of available for sale debt securities that have been in an unrealized loss position for a period of less than and greater than or equal to 12 months as of December 31, 2025 are as follows:

	December 31, 2025
	Securities in an unrealized loss		Securities in an unrealized loss
	position less than 12 months		position greater than or equal to 12 months		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Commercial paper	$(9)	50,306	—	—	(9)	$50,306
Corporate debt securities	$(9)	45,068	—	—	(9)	$45,068
Total	$(18)	$95,374	$—	$—	$(18)	$95,374

Available for sale debt securities at March 31, 2026 and December 31, 2025 mature as follows:

	March 31, 2026
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$120,709	$—
Corporate debt securities	321,330	21,492
Government obligations	546,503	—
Total	$988,542	$21,492

	December 31, 2025
	Less Than	More Than
	12 Months	12 Months
Commercial paper	$93,112	$—
Corporate debt securities	279,262	—
Government obligations	556,753	—
Total	$929,127	$—

The Company classifies all of its marketable securities as current as they are all either available for sale debt securities or equity investments and are available for current operations.

Convertible senior notes

In September 2019, the Company issued $287.5 million of 1.50% convertible senior notes due September 15, 2026 (the “2026 Convertible Notes”). The fair value of the 2026 Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the 2026 Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the 2026 Convertible Notes at March 31, 2026 and December 31, 2025 was $383.4 million and $424.5 million, respectively.

Level 3 valuation

The contingent consideration payable is fair valued each reporting period with the change in fair value recorded as a gain or loss within the change in the fair value of contingent consideration on the consolidated statements of operations. During the three months ended March 31, 2025, the probability of triggering the remaining contingent consideration was determined to be remote, and therefore the balance was written down to zero. Refer to Note 10 for additional details.

5.        Accounts payable and accrued expenses

Accounts payable and accrued expenses at March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
Employee compensation, benefits, and related accruals	$33,843	$73,737
Income tax payable	—	4,677
Consulting and contracted research	17,290	25,007
Sales allowance	126,126	129,197
Sales rebates	82,035	76,704
Royalties	13,638	9,574
Accounts payable	25,484	45,487
Milestone payable	—	416
Other	14,634	16,473
Total	$313,050	$381,272

6.        Capitalization

In August 2019, the Company entered into an At the Market Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald and RBC Capital Markets, LLC (together, the “Sales Agents”), pursuant to which, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. No shares were sold during the three months ended March 31, 2026 and 2025. The remaining shares of the Company’s common stock available to be issued and sold, under the At the Market Offering, have an aggregate offering price of up to $93.0 million as of March 31, 2026.

7.        Net (loss) income per share

Basic and diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding.

The following tables set forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2026		2025
Numerator:
Net (loss) income, basic	$(2,809)		$866,562
Add: Interest expense, net of tax, on the Company's 2026 Convertible Notes	—		1,081
Net (loss) income, diluted	$(2,809)		$867,643
Denominator:
Weighted-average number of shares outstanding, basic	82,521,023		78,115,836
Effect of dilutive securities:
Common stock issuable under the Company's equity incentive plans	—		2,795,971
Common stock issuable under the Company's 2026 Convertible Notes	—		5,474,115
Weighted-average common shares outstanding, diluted	82,521,023		86,385,922
Net (loss) income per common share, basic	$(0.03)	*	$11.09
Net (loss) income per common share, diluted	$(0.03)	*	$10.04

*   In the three months ended March 31, 2026, the Company experienced a net loss and therefore did not report any dilutive share impact.

The following table shows historical common share equivalents outstanding, which are not included in the above calculation, as the effect of their inclusion is anti-dilutive during each period. The anti-dilutive shares are calculated as the unweighted outstanding shares as of the reporting period end date that are antidilutive using the treasury stock method.

For the three months ended March 31, 2026 all stock options and unvested restricted stock units were anti-dilutive because the Company experienced a net loss.

	As of March 31,
	2026	2025
Stock options	6,962,232	3,595,313
Unvested restricted stock units	3,615,175	4,484
Unvested performance based restricted stock units	112,166	—
Total	10,689,573	3,599,797

8.        Stock award plan

In May 2013, the Company’s Board of Directors and stockholders approved the 2013 Long-Term Incentive Plan, which became effective upon the closing of the Company’s initial public offering. On June 8, 2022 (the “Restatement Effective Date”), the Company’s stockholders approved the Amended and Restated 2013 Long-Term Incentive Plan (the “Amended 2013 LTIP”). The Amended 2013 LTIP provides for the grant of incentive stock options, nonstatutory stock options, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the Amended 2013 LTIP is the sum of (A) the number of shares of the Company’s common stock (up to 16,724,212 shares) that is equal to the sum of (1) the number of shares issued under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date, (2) the number of shares that remain available for issuance under the 2013 Long-Term Incentive Plan immediately prior to the Restatement Effective Date and (3) the number of shares subject to awards granted under the 2013 Long-Term Incentive Plan prior to the Restatement Effective Date that are outstanding as of the Restatement Effective Date, plus (B) from and after the Restatement Effective Date, an additional 8,475,000 shares of Common Stock. As of March 31, 2026, awards for 3,339,956 shares of common stock are available for issuance under the Amended 2013 LTIP.

In January 2020, the Company’s Board of Directors approved the 2020 Inducement Stock Incentive Plan. The 2020 Inducement Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards for, initially, up to at the time, an aggregate of 1,000,000 shares of common stock. Any grants made under the 2020 Inducement Stock Incentive Plan must be made pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a material component of the Company’s new hires’ employment compensation.  In December 2020, the Company’s Board of Directors approved an additional 1,000,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  In April 2022, the Company’s Board of Directors approved a reduction in the total number of shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan to 1,300,000 shares. In December 2022, the Company’s Board of Directors approved an additional 1,700,000 shares of common stock that may be issued under the 2020 Inducement Stock Incentive Plan.  As of March 31, 2026, awards for 1,774,747 shares of common stock were available for issuance under the 2020 Inducement Stock Incentive Plan.

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

Stock option awards—From January 1, 2026 through March 31, 2026, the Company issued a total of 746,351 stock options to various employees. Of those, 14,550 were inducement grants for non-statutory stock options, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.  A summary of stock option activity is as follows:

			Weighted-
		Weighted-	average		Aggregate
		average	remaining		intrinsic
	Number of	exercise	contractual		value(in
	options	price	term		thousands)

Outstanding at December 31, 2025	6,396,202	$43.02
Granted	746,351	$76.48
Exercised	(161,869)	$38.79
Forfeited/Cancelled	(18,452)	$41.92
Outstanding at March 31, 2026	6,962,232	$46.71	6.01	years	$155,441
Expected to vest at March 31, 2026	1,707,500	$53.04	8.79	years	$31,124
Exercisable at March 31, 2026	5,045,502	$44.06	4.94	years	$121,486

The fair value of grants made in the three months ended March 31, 2026, was contemporaneously estimated on the date of grant using the following assumptions:

Three months ended
March 31, 2026
Risk-free interest rate	3.78% - 4.07%
Expected volatility	54%
Expected term	5.5 years

The Company assumed no expected dividends for all grants. The weighted average grant date fair value of options granted during the three months ended March 31, 2026 was $40.23 per share.

The expected term of options was estimated based on the Company’s historical exercise data and the expected volatility of options was estimated based on the Company’s historical stock volatility. The risk-free rate of the options was based on U.S. Government Securities Treasury Constant Maturities yields at the date of grant for a term similar to the expected term of the option.

Restricted Stock Units—Restricted stock units are granted subject to certain restrictions, including in some cases service or time conditions (restricted stock). The grant-date fair value of restricted stock units, which have been determined based upon the market value of the Company’s shares on the grant date, are expensed over the vesting period.  From January 1, 2026, through March 31, 2026, the Company issued a total of 1,280,858 restricted stock units to various employees. Of those, 17,815 were inducement grants for restricted stock units, all of which were made pursuant to the 2020 Inducement Stock Incentive Plan.

The following table summarizes information on the Company’s restricted stock units, including performance-based restricted stock units (“PSUs”) for which the performance conditions were satisfied:

	Restricted Stock Units
		Weighted
		Average
		Grant
	Number of	Date
	Shares	Fair Value
Unvested at December 31, 2025	3,667,130	$38.20
Granted	1,280,858	76.56
Performance based PSUs with conditions satisfied	12,500	46.37
Vested	(1,245,789)	37.48
Forfeited	(99,524)	41.19
Unvested at March 31, 2026	3,615,175	$51.98

Performance-based Restricted Stock Units—The Company has granted Chief Executive Officer, Dr. Matthew Klein PSUs which will vest only if challenging performance goals relating to development and regulatory milestones are achieved which are considered “PSUs with performance conditions”. The Company also granted Dr. Klein PSUs, which will vest only if challenging performance goals relating to stock price goals are achieved. In addition, the Company granted  PSUs to Dr. Klein for which the number of PSUs that vest shall be determined based upon the Company’s total shareholder return (“TSR”) over the period beginning on November 14, 2025 and ending on December 31, 2028 relative to the TSR of the group of companies in the Nasdaq Biotechnology Index. Together, the PSUs with stock price goals and the PSUs related to the TSR are considered the “PSUs with market conditions”.

During the three months ended March 31, 2026, 12,500 of the PSUs with performance conditions granted to Dr. Klein in December 2024 were satisfied due to the Company’s achievement of corporate goals and are included in the restricted stock units table above. Also, during the three months ended March 31, 2026, the Company granted Dr. Klein 37,500 PSUs with performance conditions which will only vest if challenging performance goals relating to regulatory milestones are achieved over an approximately three-year performance period. The expense related to satisfied PSUs was $0.6 million for the three months ended March 31, 2026. The achievement of the remaining performance goals for the PSUs with performance conditions granted to Dr. Klein has not yet been deemed probable and therefore no expense has been recognized to date. The expense related to the PSUs with market conditions granted to Dr. Klein was $1.1 million for the three months ended March 31, 2026.

The following table summarizes information regarding the Company’s PSUs granted to Dr. Klein:

	Performance-based Restricted Stock Units
	Performance Conditions	Market Conditions	Total
Total PSUs granted for which the performance or market conditions were not yet satisfied at December 31, 2025	25,000	115,625	140,625
PSUs with performance or market conditions granted during the period	37,500	—	37,500
PSUs with performance or market conditions satisfied during the period	(12,500)	—	(12,500)
Total PSUs granted for which the performance or market conditions were not yet satisfied at March 31, 2026	50,000	115,625	165,625

Employee Stock Purchase Plan—In June 2016, the Company established an Employee Stock Purchase Plan (as amended, the “ESPP” or the “Plan”), for certain eligible employees. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. In June 2021, the Plan was amended to increase the total number of shares available for purchase under the Plan from one million shares to two million shares of the Company’s common stock. Employees may participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at a purchase price of at least 85% of the closing price of a share of the Company’s common stock on the first business day of the offering period or the closing price of a share of the Company’s common stock on the last business day of the offering period, whichever is lower. No participant will be granted a right to purchase the Company’s common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company or any subsidiary of the Company after such purchase. For the three months ended March 31, 2026, the Company recorded $0.5 million, in compensation expense related to the ESPP.

The Company recorded share-based compensation expense in the statement of operations related to incentive stock options, nonstatutory stock options, restricted stock units, performance-based restricted stock units and the ESPP as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$11,129	$8,663
Selling, general and administrative	12,292	9,397
Total	$23,421	$18,060

As of March 31, 2026, there was approximately $231.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s equity award plans. This cost is expected to be recognized as share-based compensation expense over the weighted average remaining service period of approximately 3.1 years.

9.        Debt

Liability for sale of future royalties

The Company has a royalty purchase agreement, (the “A&R Royalty Purchase Agreement”), with Royalty Pharma. Under the A&R Royalty Purchase Agreement, Royalty Pharma has provided funding to the Company totaling $2.1 billion. In exchange for these fundings, we sold Royalty Pharma 100% of the Royalty. Pursuant to A&R Royalty Purchase Agreement, the Company is entitled to three potential additional purchase price payments of $20.0 million each conditioned upon receipt by Royalty Pharma of more than $347.0 million of Assigned Royalty Payments (as defined in the A&R Royalty Purchase Agreement) in respect of Calendar Year Net Sales (as defined in the A&R Royalty Purchase Agreement) arising in 2027, $363.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales arising in 2028, and $379.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales arising in 2029, respectively.

Pursuant to the guidance in ASC 470-10-25-2, the Company determined that these fundings should be classified as debt and are recorded as “liability for sale of future royalties-current” and “liability for sale of future royalties-noncurrent” on the Company’s consolidated balance sheet based on the timing of the expected payments to be made to Royalty Pharma. The liability is being amortized using the effective interest method over the life of the arrangement, in accordance with the respective guidance, utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to Royalty Pharma and the Company updates the effective interest rate on a quarterly basis.

The following table shows the activity within the “liability for sale of future royalties- current” and “liability for sale of future royalties- noncurrent” accounts for the three months ended March 31, 2026:

Three Months Ended March 31,
Liability for sale of future royalties- (current and noncurrent)	2026
Beginning balance as of December 31, 2025	$2,308,366
Less: Non-cash royalty revenue payable to Royalty Pharma	(46,835)
Plus: Non-cash interest expense recognized	65,699
Ending balance	$2,327,230
Effective interest rate as of March 31, 2026	11.0%

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

Beginning March 15, 2026, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2026 Convertible Notes at any time. As of March 31, 2026, the 2026 Convertibles Notes are convertible. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or any combination thereof at the Company’s election.

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

The Company was not permitted to redeem the 2026 Convertible Notes prior to September 20, 2023. The Company may redeem for cash all or any portion of the 2026 Convertible Notes, at its option, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Convertible Notes, which means that the Company is not required to redeem or retire the 2026 Convertible Notes periodically. As of March 31, 2026, the 2026 Convertible Notes were redeemable.

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

The 2026 Convertible Notes consist of the following:

	March 31, 2026	December 31, 2025
Principal	$287,500	$287,500
Less: Debt issuance costs	(563)	(869)
Net carrying amount	$286,937	$286,631

As of March 31, 2026, the remaining contractual life of the 2026 Convertible Notes is approximately 0.5 years.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes:

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$1,069	$1,069
Amortization of debt issuance costs	305	299
Total	$1,374	$1,368
Effective interest rate	1.9%	1.9%

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

As of March 31, 2026, all of the milestones have either been paid or settled, with the exception of the regulatory milestones and net sales milestones related to FA and Angelman syndrome and the net sales milestones related to Upstaza/Kebilidi. In May 2023, as part of the Company’s strategic portfolio prioritization, the Company decided to discontinue its preclinical and early research programs in its gene therapy platform, which included FA and Angelman syndrome. As a result, the Company does not expect the milestones related to FA and Angelman syndrome to be achieved. In addition, the Company does not expect to pay the 2%–6% royalties on annual net sales related to FA and Angelman syndrome. As of March 31, 2026, the remaining potential sales milestones related to Upstaza/Kebilidi is $50.0 million, however the Company has determined that the probability of triggering these milestones is remote.

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

Subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may become entitled to receive contingent milestone payments of up to $200.0 million (in cash or in shares of the Company’s common stock, as determined by the Company) from the Company based on the achievement of certain regulatory and net sales milestones. Subject to the terms and conditions of the BioElectron Asset Purchase Agreement, BioElectron may also become entitled to receive contingent payments based on a percentage of net sales of certain products. As of March 31, 2026, no contingent milestones have been achieved, and therefore, the remaining potential contingent milestone payments is $200.0 million.

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

In June 2025, Sephience was granted marketing authorization by the EC for the treatment of children and adults living with PKU. Pursuant to the Censa Merger Agreement, the acceptance triggered a $25.0 million regulatory milestone payment to the former Censa securityholders. In July 2025, Sephience was granted FDA approval for the treatment of children and adults living with PKU. Pursuant to the Censa Merger Agreement, the approval triggered a $32.5 million milestone payment to the former Censa securityholders. These milestones were recorded as intangible assets and are being amortized to cost of product sales over their expected useful lives on a straight-line basis. As of March 31, 2026, $152.5 million of the $217.5 million in development and regulatory milestones have been recorded as intangible assets and are being amortized to cost of product sales over their expected useful lives on a straight-line basis. For the three months ended March 31, 2026, royalties of $1.0 million related payable to the former Censa securityholders were recorded on the consolidated balance sheet within intangible assets, net. Refer to Note 12 for additional details.

The Company also has the Tegsedi-Waylivra Agreement for the commercialization of Tegsedi and Waylivra, and products containing those compounds in countries in Latin America and the Caribbean. Akcea is entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement. For the three months ended March 31, 2026, royalties of $0.8 million and $2.3 million related to Tegsedi and Waylivra, respectively, were recorded on the consolidated balance sheet within intangible assets, net. Refer to Note 12 for additional details.

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

11.        Revenue recognition

The Company views its operations and manages its business in one operating segment: life science. The life science segment is focused on the discovery, development and commercialization of the Company’s clinically differentiated medicines that provide benefits to patients with rare disorders.  The Company derives its revenues through its worldwide net product sales, collaboration and license agreements, and royalty revenues.

Net product sales

During the three months ended March 31, 2026 and 2025, net product revenues consisted of the following:

	Three Months ended March 31,
	2026			2025
(in thousands)	United States	International	Total	United States	International	Total
Sephience	$112,040	12,511	124,551	$—	—	—
Translarna	—	58,976	58,976	—	86,154	86,154
Emflaza	21,478	—	21,478	47,789	—	47,789
Upstaza/Kebilidi	2,998	6,596	9,594	—	8,659	8,659
All other products	—	10,974	10,974	—	10,824	10,824
Total net product revenue	$136,516	$89,057	$225,573	$47,789	$105,637	$153,426

Disaggregated net product revenues by country for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
(in thousands)	2026	2025
United States	$136,516	$47,789
Brazil	41,212	9,505
Russia	3,249	38,514
All other countries	44,596	57,618
Total net product revenue	$225,573	$153,426

For the three months ended March 31, 2026, three of the Company’s distributors each accounted for over 10% of the Company’s net product sales. For the three months ended March 31, 2025, two of the Company’s distributors each accounted for over 10% of the Company’s net product sales.

As of March 31, 2026 and December 31, 2025, the Company does not have a contract liabilities balance related to net product sales, and has not made significant changes to the judgments made in applying ASC Topic 606.

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

The SMA program currently has one approved product, Evrysdi, which was approved in August 2020 by the FDA for the treatment of SMA in adults and children two months and older. As of March 31, 2026, the Company does not have any remaining research and development event milestones that can be received. The remaining potential sales milestones that can be received is $150.0 million.

For the three months ended March 31, 2026 and 2025, the Company did not recognize collaboration revenue related to the SMA License Agreement with Roche.

In addition to research and development and sales milestones, the Company is eligible to recognize royalties on worldwide annual net sales of a commercial product under the SMA License Agreement. For the three months ended March 31, 2026 and 2025, the Company has recognized $46.8 million and $36.4 million of royalty revenue related to Evrysdi, respectively.

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

Pursuant to the Novartis Agreement, the Company determined that there were three material and distinct performance obligations: the transfer of the licenses and know-how, the completion of the Phase 2A clinical trial, and continuing the ongoing open label extension (“OLE”) clinical trial pursuant to its existing development plan, with the goal of transitioning the ongoing OLE clinical trial to Novartis within 12 months after the effective date of the Novartis Agreement.  All such performance obligations have been completed. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide.

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

During the three months ended March 31, 2026, the Company recognized $0.1 million in revenues related to work performed for Novartis. During the three months ended March 31, 2025, the Company recognized $989.8 million in license revenues related to performance obligations completed pursuant to the Novartis Agreement. Collaboration and license revenue during the three months ended March 31, 2025, was partially offset by $3.6 million related to a refund for a prior collaboration arrangement in relation to votoplam.

12.        Intangible assets and goodwill

Definite-lived intangibles

Definite-lived intangible assets consisted of the following at March 31, 2026 and December 31, 2025:

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	March 31,
intangible assets, gross	2025	Additions	translation	2026
Waylivra	18,598	2,257	(445)	20,410
Tegsedi	24,825	839	(591)	25,073
Kebilidi	10,731	—	—	10,731
Upstaza	106,937	—	—	106,937
Sephience	283,500	985	—	284,485
Total definite-lived intangibles, gross	$444,591	$4,081	$(1,036)	$447,636

	Ending Balance at		Foreign	Ending Balance at
Definite-lived	December 31,		currency	March 31,
intangible assets, accumulated amortization	2025	Amortization	translation	2026
Waylivra	(8,689)	(901)	214	(9,376)
Tegsedi	(10,295)	(1,134)	253	(11,176)
Kebilidi	(1,006)	(486)	—	(1,492)
Upstaza	(27,437)	(3,975)	—	(31,412)
Sephience	(8,411)	(5,085)	—	(13,496)
Total definite-lived intangibles, accumulated amortization	$(55,838)	$(11,581)	$467	$(66,952)

Total definite-lived intangibles, net				$380,684

Akcea is entitled to receive royalty payments subject to certain terms set forth in the Tegsedi-Waylivra Agreement related to sales of Waylivra and Tegsedi. In accordance with the guidance for an asset acquisition, the Company records royalty payments when they become payable to Akcea and increase the cost basis for the Waylivra and Tegsedi intangible assets. For the three months ended March 31, 2026, royalties of $0.8 million and $2.3 million related to Tegsedi and Waylivra, respectively, were recorded on the consolidated balance sheet within intangible assets, net. As of March 31, 2026, a royalty payable of $1.3 million and $2.3 million for Tegsedi and Waylivra, respectively, was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

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

The former Censa securityholders may also be entitled to receive other contingent payments subject to certain terms set forth in the Censa Merger Agreement related to sales of Sephience. In accordance with the guidance for an asset acquisition, the Company will record such payments when they become payable to the former Censa securityholders and increase the cost basis for the Sephience intangible asset. For the three months ended March 31, 2026, royalties of $1.0 million were recorded for Sephience. As of March 31, 2026, a royalty payable of $1.7 million for Sephience was recorded on the consolidated balance sheet within accounts payable and accrued expenses.

For the three months ended March 31, 2026 and 2025, the Company recognized amortization expense of $11.6 million and $3.8 million, respectively, related to its intangible assets.

The estimated future amortization of the Company’s intangible assets is expected to be as follows:

As of March 31, 2026
2026	$34,703
2027	46,270
2028	46,270
2029	40,879
2030 and thereafter	212,562
Total	$380,684

The weighted average remaining amortization period of the definite-lived intangibles as of March 31, 2026 is 10.8 years.

Goodwill

As a result of the Agilis Merger on August 23, 2018, the Company recorded $82.3 million of goodwill. As of March 31, 2026, there have been no changes to the balance of goodwill since the date of the Agilis Merger. Accordingly, the goodwill balance as of March 31, 2026 is $82.3 million.

13.        Segment information

The Company views its operations and manages its business in one operating segment: life science. The Company expects to continue to incur significant expenses as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. The table below summarizes the significant expense categories for the life science segment regularly reviewed by the chief operating decision maker for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Total revenues	$272,551	$1,176,096
Less:
Cost of product, collaboration and license sales	19,679	7,707
Program spend	37,544	48,158
Employee costs	76,121	67,699
Manufacturing costs	9,085	14,950
Administrative costs	16,688	18,414
Occupancy costs	8,354	7,183
Other segment items (a)	107,889	145,423
Segment net (loss) income	$(2,809)	$866,562
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(2,809)	$866,562

(a)	Other segment items includes the following:

	Three Months Ended March 31,
	2026	2025
Interest income	$(17,985)	$(17,245)
Interest expense	67,015	51,337
Income tax expense	347	63,266
Depreciation	3,806	3,458
Amortization	11,581	3,798
All other (b)	43,125	40,809
Total other segment items	$107,889	$145,423

(b)	All other includes cost of goods sold, royalty, travel and entertainment, distribution costs, bad debt expense, finance costs, contract labor costs, stock compensation expense, change in the fair value of contingent consideration, and other expense.

14.        Subsequent events

On April 23, 2026, Novartis notified the Company that it had initiated the first Phase III clinical trial for a Licensed Product (as defined in the Novartis Agreement). Pursuant to the Novartis Agreement, this triggered a $50.0 million milestone payment to the Company. The $50.0 million development milestone will be recorded as collaboration and license revenue for the three and six months ending June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2026, or our 2025 Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A. (Risk Factors) of our 2025 Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Corporate Updates

Global Commercial Footprint

Sephience™ (sepiapterin)

Sephience (sepiapterin) is a product for the treatment of phenylketonuria, or PKU, a rare inherited metabolic disease characterized by the body’s inability to break down an essential amino acid called phenylalanine, and which can result in neurological and other symptoms. In June 2025, Sephience was granted marketing authorization by the European Commission, or EC, for the treatment of children and adults living with PKU within the European Economic Area, or EEA. In July 2025, Sephience was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of pediatric and adult patients living with PKU in the United States age one month and above. In December 2025, Sephience was approved by the Japanese Ministry of Health, Labor and Welfare, or MHLW, for the treatment of children and adults living with PKU in Japan, where the label includes individuals of all ages and the full spectrum of disease severity. In February 2026, Sephience was approved by ANVISA, the Brazilian health regulatory authority, for the treatment of children and adults living with PKU in Brazil. Sephience is also approved in additional geographies. During the three months ended March 31, 2026, we recognized $124.6 million in net sales of Sephience.

Global DMD Franchise

We have two products, Translarna™ (ataluren) and Emflaza® (deflazacort), for the treatment of Duchenne muscular dystrophy, or DMD, a rare, life-threatening disorder. While Translarna previously had conditional approval in the EEA, in March 2025, the EC adopted the negative opinion of the Committee of Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, to not renew the conditional marketing authorization of Translarna for the treatment of nonsense mutation Duchenne muscular dystrophy, or nmDMD. However, the EC indicated that individual countries within the European Union, or EU, can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna.

Translarna is an investigational new drug in the United States. In 2017, we filed an new drug application, or NDA, for Translarna for the treatment of nmDMD over protest with the FDA and in October 2017, the Office of Drug Evaluation I of the FDA issued a complete response letter for the NDA, stating that it was unable to approve the application in its current form. We re-submitted the NDA in July 2024 and in October 2024, the FDA accepted for review the resubmission of the NDA for Translarna for the treatment of nmDMD. Following feedback from the FDA, we decided to withdraw the NDA resubmission for Translarna in February 2026. Further development of Translarna for the treatment of nmDMD in the United States is not planned.

Translarna has marketing authorization in additional geographies outside of the EEA, though the EC adoption of the CHMP negative opinion and the withdrawal of the Translarna NDA in the United States may affect future reauthorizations. During the three months ended March 31, 2026, we recognized $59.0 million in net sales for Translarna. Emflaza is approved in the United States for the treatment of DMD in patients two years and older. During the three months ended March 31, 2026, we recognized $21.5 million in net sales for Emflaza.

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

In November 2024, we entered into a License and Collaboration Agreement with Novartis Pharmaceuticals Corporation, or Novartis, relating to our votoplam program, or the Novartis Agreement, which included related molecules. While Novartis has taken over responsibility for the further development of the votoplam program, we continue to collaborate with Novartis on next steps. In May 2025, we announced that the Phase 2 study of votoplam met its primary endpoints of blood HTT lowering and safety. The results on the full study population are consistent with the previously reported evidence of dose-dependent HTT lowering, favorable safety profile and early signals of dose-dependent clinical effect at 12 months in Stage 2 patients. In addition, at 24 months of treatment, there were continued trends of dose-dependent favorable clinical effect relative to a propensity-matched natural history cohort as well as dose-dependent NfL lowering. In the fourth quarter of 2025, an End-of-Phase 2 meeting was held with the FDA, and we reached alignment on design of a global Phase 3 clinical trial. In April 2026, Novartis announced that it had commenced the global Phase 3 study. Also in April 2026, we reported positive topline results from the 24-month interim analysis of the PIVOT-HD long-term extension study, with favorable dose-dependent effects on disease progression for Stage 2 HD patients following 24 months of votoplam treatment compared to an external natural history cohort, with 52% slowing of disease progression on the Composite Unified Huntington’s Disease Rating Scale at the 10 milligram dose level. We and Novartis will continue to review the data and discuss potential regulatory interactions.

Inflammation and Ferroptosis Platform

Our inflammation and ferroptosis platform consists of small molecule compounds that target oxidoreductase enzymes that regulate oxidative stress and inflammatory pathways central to the pathology of a number of CNS and non-CNS diseases. The most advanced molecule in our inflammation and ferroptosis platform is vatiquinone. We announced topline results from a registration-directed Phase 3 trial of vatiquinone in children and young adults with Friedreich’s ataxia, or FA, called MOVE-FA, in May 2023. While the trial did not meet its primary endpoint, vatiquinone treatment did demonstrate significant benefit on key disease subscales, including the upright stability subscale, as well as on other disease relevant endpoints. In October 2024, we announced that the pre-specified endpoint for two different FA long-term extension studies was met, with statistically significant evidence of durable treatment benefit on disease progression. In December 2024, we submitted an NDA to the FDA for vatiquinone for the treatment of children and adults living with FA. In August 2025, the FDA issued a complete response letter related to the NDA stating that substantial evidence of efficacy was not demonstrated for vatiquinone and that an additional adequate and well-controlled study would be needed to support NDA resubmission. We met with the FDA in the fourth quarter of 2025 to discuss the vatiquinone development program, at which time the FDA suggested an additional study be conducted to support NDA resubmission. In April 2026, we again met with FDA to discuss the design of a new trial to provide additional data to support NDA resubmission. Based on the meeting discussion and written feedback, we plan to initiate an open label study using matched natural history control in the third quarter of 2026.

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

We have financed our operations to date primarily through the private offerings of convertible senior notes, public and “at the market” offerings of common stock, proceeds from royalty purchase agreements, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We have relied on revenue generated from net sales of our products. We have also relied on revenue associated with milestone and royalty payments from Roche pursuant to the SMA License Agreement under our SMA program, revenue generated from net sales of Tegsedi and Waylivra in Latin America and the Caribbean, and license revenues related to performance obligations already completed pursuant to the Novartis Agreement.

In June 2024, we entered into an amendment with Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, and Royalty Pharma plc, to the Amended and Restated Royalty Purchase Agreement, dated October 18, 2023, or the A&R Royalty Purchase Agreement, which amends and restated in its entirety the Royalty Purchase Agreement with RPI Intermediate Finance Trust, or the Immediate Finance Trust, or the Original Purchase Agreement, and we exercised our first put option in exchange for $241.8 million in cash consideration. In December 2025, we, Royalty Pharma, and, for the limited purposes set forth in Amendment No. 2 (as defined below), Royalty Pharma plc, entered into an Amendment No. 2 to Amended and Restated Royalty Purchase Agreement, or Amendment No. 2, which amends that certain A&R Royalty Purchase Agreement, as amended.  Under Amendment No. 2, we sold to Royalty Pharma a certain portion of our right to receive sales-based royalty payments on worldwide net sales of Roche’s Evrysdi® (risdiplam) product and any other product developed pursuant to the License and Collaboration Agreement, dated as of November 23, 2011, by and among us, F. Hoffman-La Roche Ltd, Hoffman-La Roche Inc., together with F. Hoffman-La Roche Ltd, Roche, and, for the limited purposes set forth therein, the Spinal Muscular Atrophy Foundation, such payments, the Royalty. Pursuant to Amendment No. 2, on December 29, 2025, we sold to Royalty Pharma its retained interest in the Royalty in exchange for $240.0 million in upfront cash consideration, and three potential additional cash purchase price payments of $20.0 million each conditioned upon receipt by Royalty Pharma of more than $347.0 million of Assigned Royalty Payments (as defined in the A&R Royalty Purchase Agreement) in respect of Calendar Year Net Sales (as defined in the A&R Royalty Purchase Agreement) arising in 2027, $363.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales arising in 2028, and $379.0 million of Assigned Royalty Payments in respect of Calendar Year Net Sales arising in 2029, respectively. The retained interest sold by us to Royalty Pharma pursuant to the Amendment No. 2 is equal to 9.5111% of the Royalty before the 2020 Assigned Royalty Cap (as defined in the A&R Royalty Purchase Agreement) has been met, and 16.6666% of the Royalty from and after such time as the 2020 Assigned Royalty Cap has been met. As a result of the sale, Royalty Pharma owns 100% of the Royalty and we own 0% of the Royalty.

In November 2024, we entered into the Novartis Agreement relating to our votoplam HD program which includes related molecules. Novartis is responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. While Novartis has taken over responsibility for the further development of the votoplam program, we continue to collaborate with Novartis on next steps. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and we are eligible to receive up to

$1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales.

In August 2019, we entered into an At the Market Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald and RBC Capital Markets, LLC, or together, the Sales Agents, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2026, we did not issue or sell any shares of common stock pursuant to the Sales Agreement. The remaining shares of our common stock available to be issued and sold, under the Sales Agreement, have an aggregate offering price of up to $93.0 million as of March 31, 2026.

As of March 31, 2026, we had an accumulated deficit of $2,967.0 million. We had a net loss of $2.8 million and net income of $866.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

With respect to our outstanding 1.50% convertible senior notes due September 15, 2026, or the 2026 Convertible Notes, cash interest payments were payable on a semi-annual basis in arrears, which will require remaining funding of $2.2 million. These notes are currently convertible and will mature and become due and payable on September 15, 2026 unless earlier redeemed or converted.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2025 Annual Report. There were no material changes to these obligations and commitments during the period ended March 31, 2026. Furthermore, since we are a public company, we have incurred and expect to continue to incur additional costs associated with operating as such including significant legal, accounting, investor relations and other expenses.

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

Financial operations overview

Revenues

Net product revenues. Our net product revenues primarily consist of sales of Sephience for the treatment of PKU. Our net product revenues also consist of sales of Translarna for the treatment of nmDMD in territories outside of the United States, and sales of Emflaza for the treatment of DMD in the United States. We recognize revenue when performance obligations with customers have been satisfied and if it is probable that a significant revenue reversal will not occur. Our performance obligations are to provide products based on customer orders from distributors, hospitals, specialty pharmacies or retail pharmacies. The performance obligations are satisfied at a point in time when our customer obtains control of the product, which is typically upon delivery. We invoice customers after the products have been delivered and invoice payments are generally due within 30 to 90 days of invoice date. We determine the transaction price based on fixed consideration in its contractual agreements. Contract liabilities arise in certain circumstances when consideration is due for goods not yet provided. As we have identified only one distinct performance obligation, the transaction price is allocated entirely to the product sale. In determining the transaction price, a significant financing component does not exist since the timing from when we deliver product to when the customers pay for the product is typically less than one year. Customers in certain countries pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.

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

During the three months ended March 31, 2026 and 2025, net product revenues consisted of the following:

	Three Months ended March 31,
	2026			2025
(in thousands)	United States	International	Total	United States	International	Total
Sephience	$112,040	12,511	124,551	$—	—	—
Translarna	—	58,976	58,976	—	86,154	86,154
Emflaza	21,478	—	21,478	47,789	—	47,789
Upstaza/Kebilidi	2,998	6,596	9,594	—	8,659	8,659
All other products	—	10,974	10,974	—	10,824	10,824
Total net product revenue	$136,516	$89,057	$225,573	$47,789	$105,637	$153,426

Disaggregated net product revenues by country for the three months ended March 31, 2026 and 2025, are as follows:

	Three months ended March 31,
(in thousands)	2026	2025
United States	$136,516	$47,789
Brazil	41,212	9,505
Russia	3,249	38,514
All other countries	44,596	57,618
Total net product revenue	$225,573	$153,426

For the three months ended March 31, 2026, three of our distributors each accounted for over 10% of our net product sales. For the three months ended March 31, 2025, two of our distributors each accounted for over 10% of our net product sales.

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

Roche and the SMA Foundation Collaboration. In November 2011, we entered into the SMA License Agreement pursuant to which we are collaborating with Roche and the SMA Foundation to further develop and commercialize compounds identified under our SMA program with the SMA Foundation. The research component of this agreement terminated effective December 31, 2014. We are eligible to receive additional payments from Roche if specified events are achieved with respect to each licensed product, including up to $135.0 million in research and development event milestones, up to $325.0 million in sales milestones upon achievement of specified sales events, and up to double digit royalties on worldwide annual net sales of a commercial product. As of March 31, 2026, we had recognized a total of $310.0 million in milestone payments and $836.6 million in royalties on net sales pursuant to the SMA License Agreement. As of March 31, 2026, there are no remaining research and development event milestones that we can receive. The remaining potential sales milestones as of March 31, 2026 are $150.0 million upon achievement of certain sales events.

For the three months ended March 31, 2026 and 2025, we did not recognize collaboration revenue related to the SMA License Agreement with Roche.

For the three months ended March 31, 2026 and 2025, we recognized $46.8 million and $36.4 million of royalty revenue, respectively, related to Evrysdi.

Novartis Collaboration for votoplam HD. In November 2024, we entered into the Novartis Agreement with Novartis related to our votoplam HD program. Upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and are eligible to receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales. During the three months ended March 31, 2026, we recognized $0.1 million in license revenues, respectively, related to work performed for Novartis. During the three months ended March 31, 2025, we recognized $989.8 million in license revenues related to performance obligations completed pursuant to the Novartis Agreement. Collaboration and license revenue during the three months ended March 31, 2025, was partially offset by $3.6 million related to a refund for a prior collaboration arrangement in relation to votoplam.

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

The following table provides research and development expense for our most advanced principal product development programs, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Sephience	$22,626	$24,141
Inflammation & Ferroptosis platform	5,664	6,104
Global DMD	1,370	7,377
Gene Therapy	3,673	4,781
Splicing platform	687	4,517
Other development programs	259	929
Total Development	34,279	47,849
Research	12,882	13,847
Payroll, benefits, and share-based stock compensation	43,458	38,234
Facilities and other indirect costs	10,254	9,043
Total research and development	$100,873	$108,973

Development. Consists of costs incurred for product candidates following initiation of a clinical trial.

For the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the changes reflect progressing through different phases of studies as we continue to focus our resources on our differentiated, high potential research and development programs. The decrease is primarily due to a decrease in costs relating to Global DMD, Gene Therapy, Splicing platform, and Sephience related development.

Research. Consists of costs incurred for product candidates before initiation of a clinical trial.

For the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the decrease in research expenses primarily reflected our continued focus of our resources on product candidates approaching approval during the current year periods.

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

For the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the increase in payroll, benefits, and share-based stock compensation expenses primarily related to an increase in share-based stock compensation for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Facilities and other. Consists of indirect costs incurred for the benefit of multiple programs, including information technology, and other facility-based expenses, such as rent expense.

For the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the change in facilities and other expenses was relatively flat.

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

Interest expense, net

Interest expense, net consists of interest expense from the liability for the sale of future royalties related to the A&R Royalty Purchase Agreement and the 2026 Convertible Notes outstanding, partially offset by interest income earned on investments.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies as reported in our 2025 Annual Report.

Results of operations

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following table summarizes revenues and selected expense and other income data for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,		Change
(in thousands)	2026	2025	2026 vs. 2025
Net product revenue	$225,573	$153,426	$72,147
Collaboration and license revenue	143	986,231	(986,088)
Royalty revenue	46,835	36,439	10,396
Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets	28,028	12,862	15,166
Amortization of acquired intangible assets	11,581	3,798	7,783
Research and development expense	100,873	108,973	(8,100)
Selling, general and administrative expense	86,183	80,961	5,222
Change in the fair value of contingent consideration	—	(800)	800
Tangible asset impairment and losses on transactions, net	927	77	850
Interest expense, net	(49,030)	(34,092)	(14,938)
Other income (expense), net	1,609	(6,305)	7,914
Income tax expense	(347)	(63,266)	62,919

Net product revenue. Net product revenue was $225.6 million for the three months ended March 31, 2026, an increase of $72.1 million, or 47%, from $153.4 million for the three months ended March 31, 2025. The increase in net product revenue was primarily due to an increase in net product sales of Sephience, which is in the first year of its launch, partially offset by a decrease in net product sales of Emflaza and Translarna. The decrease in Emflaza sales is primarily driven by additional generic competition. The decrease in Translarna sales is primarily due to the EC’s adoption of the CHMP’s negative opinion.

Collaboration and license revenue. Collaboration and license revenue was $0.1 million for the three months ended March 31, 2026, a decrease of $986.1 million, or 100%, from $986.2 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, we recognized $0.1 million related to work performed for Novartis. For the three months ended March 31, 2025, we recognized $989.8 million related to license revenue from the Novartis Agreement which was partially offset by $3.6 million related to a refund for a prior collaboration arrangement in relation to votoplam.

Royalty revenue. Royalty revenue was $46.8 million for the three months ended March 31, 2026, an increase of $10.4 million, or 29%, from $36.4 million for the three months ended March 31, 2025. The increase in royalty revenue was due to higher Evrysdi sales in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. In accordance with the SMA License Agreement, we are entitled to recognize royalties on worldwide annual net sales of the product, which royalties have been sold. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Corporate Updates—Funding.”

Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets. Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets was $28.0 million for the three months ended March 31, 2026, an increase of $15.2 million, or over 100%, from $12.9 million for the three months ended March 31, 2025. Cost of product, collaboration and license sales, excluding amortization of acquired intangible assets during the periods consisted primarily of costs associated with the Novartis agreement, as well as production costs, royalty payments, and costs associated with sales of Emflaza, Translarna, Sephience, and Upstaza/Kebilidi. The increase was primarily due to costs associated with the Novartis agreement, Upstaza/Kebilidi royalty payments, and costs associated with new product launches and sales.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $11.6 million for the three months ended March 31, 2026, an increase of $7.8 million, or over 100%, from $3.8 million for the three months ended March 31, 2025. The increase to the intangible assets balance was primarily related to Upstaza/ Kebildi and Sephience intangible assets recorded as a result of the regulatory approvals as well as the Censa Rights Satisfaction Agreement, which increased the corresponding amortization for those assets.

Research and development expense. Research and development expense was $100.9 million for the three months ended March 31, 2026, a decrease of $8.1 million, or 7%, from $109.0 million for the three months ended March 31, 2025. The decrease in research and development expenses primarily related to decreases in program spend as we continued to focus our resources on our differentiated, high potential research and development programs.

Selling, general and administrative expense. Selling, general and administrative expense was $86.2 million for the three months ended March 31, 2026, an increase of $5.2 million, or 6%, from $81.0 million for the three months ended March 31, 2025. The increase reflected our continued investment to support our commercial activities, including our expanding commercial portfolio.

Change in the fair value of contingent consideration. There was no change in the fair value of contingent consideration for the three months ended March 31, 2026, a change of $0.8 million, or 100%, from a gain of $0.8 million for the three months ended March 31, 2025. The probability of triggering the remaining contingent consideration was determined to be remote, and therefore the balance was written down to zero in the three months ended March 31, 2025.

Tangible asset impairment and losses on transactions, net. Tangible asset impairment and losses on transactions, net was $0.9 million for the three months ended March 31, 2026, an increase of $0.8 million, or over 100%, from $0.1 million for the three months ended March 31, 2025. The increase in tangible asset impairment and losses on transactions primarily related to $0.1 million loss on lease terminations and a $0.8 million loss related to inventory impairments in the three months ended March 31, 2026 as compared to $0.1 million loss on sales of fixed assets in the three months ended March 31, 2025.

Interest expense, net. Interest expense, net was $49.0 million for the three months ended March 31, 2026, an increase of $14.9 million, or 44%, from $34.1 million for the three months ended March 31, 2025. The increase in interest expense, net was primarily due to an increase in interest expense related to the liability for the sale of future royalties related to the A&R Royalty Purchase Agreement.

Other income (expense), net. Other income, net was $1.6 million for the three months ended March 31, 2026, a change of $7.9 million, or over 100%, from other expense, net of $6.3 million for the three months ended March 31, 2025. The change in other income (expense), net primarily related to net realized and unrealized gains on foreign currency of $1.4 million for the three months ended March 31, 2026, a change of $7.8 million, compared to net realized and unrealized loss on foreign currency of $6.4 million for the three months ended March 31, 2025.

Income tax expense. Income tax expense was $0.3 million for the three months ended March 31, 2026, a decrease of $62.9 million, or 99%, compared to income tax expense of $63.3 million for the three months ended March 31, 2025. The decrease in income tax expense was driven by the projected utilization of additional tax attributes in 2026 as a result of the provisions within the One Big Beautiful Bill Act, as well as recognition of revenue associated with the A&R Royalty Purchase Agreement.

Liquidity and capital resources

Sources of liquidity

We have incurred a net loss in the three months ended March 31, 2026, and have historically incurred significant operating losses.

As a growing commercial-stage biopharmaceutical company, we are engaging in significant commercialization efforts for our products while also devoting a substantial portion of our efforts on research and development related to our products, product candidates and other programs. Our product revenue primarily consists of sales of Sephience for the treatment of PKU. Our product revenues also consist of sales of Translarna for the treatment of nmDMD in territories outside of the

United States and from Emflaza for the treatment of DMD in the United States. Our ability to generate product revenue from any of our products will largely depend on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors, as the case may be, depending on the country in which our products are marketed, and the rate and degree of market acceptance and clinical utility of any of our products.

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

Additionally, for Translarna, our ongoing ability to generate revenue from sales of Translarna for the treatment of nmDMD is dependent upon our ability to maintain our marketing authorizations in other geographies and secure market access through commercial programs following the conclusion of pricing and reimbursement terms at sustainable levels in the member states of the EEA or through EAP programs or similar styled programs in the EEA and other territories. While Translarna previously had conditional approval in the EEA, in March 2025, the European Commission adopted the negative opinion of the CHMP of the EMA to not renew the conditional marketing authorization of Translarna for the treatment of nmDMD. However, the EC indicated that individual countries within the EU can leverage Articles 117(3) and 5(1) of the EU Directive 2001/83 to allow continued commercial use of Translarna. There is a substantial risk that as a result of the EC’s adoption of the CHMP’s negative opinion we will lose a significant portion of our ability to generate revenue from sales of Translarna in the EEA. Additionally, the loss of the Translarna marketing authorization in the EEA and the withdrawal of the Translarna NDA in the United States may influence regulatory entities in other jurisdictions in which Translarna has been approved to reassess such approvals. There is substantial risk that we will be unable to maintain our marketing authorizations in these countries. Even in countries where our marketing authorization is maintained, there may be an impact on pricing and reimbursement of Translarna within those countries.

We have financed our operations to date primarily through private offerings of convertible senior notes, public and “at the market” offerings of common stock, proceeds from royalty purchase agreements, private placements of our convertible preferred stock and common stock, collaborations, bank and institutional lender debt, other convertible debt, grant funding and clinical trial support from governmental and philanthropic organizations and patient advocacy groups in the disease areas addressed by our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next fiscal year. The net losses we incur may fluctuate significantly from quarter to quarter.

In August 2019, we entered into the Sales Agreement, pursuant to which, we may offer and sell shares of our common stock, having an aggregate offering price of up to $125.0 million from time to time through the Sales Agents by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Corporate Updates Funding” for additional information.

In September 2019, we issued $287.5 million aggregate principal amount of 2026 Convertible Notes, which included an option to purchase up to an additional $37.5 million in aggregate principal amount of the 2026 Convertible Notes, which was exercised in full by the initial purchasers. We received net proceeds of $279.3 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. The 2026 Convertible Notes bear cash interest at a rate of 1.50% per year, payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2020. The 2026 Convertible Notes will mature on September 15, 2026, unless earlier repurchased or converted. The 2026 Convertible Notes are currently convertible.

We have received fundings from Royalty Pharma under the A&R Royalty Purchase Agreement in July 2020, October 2023, June 2024 and December 2025, totaling $2.1 billion. In exchange for these fundings, we sold Royalty Pharma 100% of the Royalty.

In November 2024, we and Novartis entered into the Novartis Agreement relating to our votoplam HD program which includes related molecules. Pursuant to the Novartis Agreement, we were responsible for conducting the Phase 2A clinical trial of votoplam, which is complete, and have transitioned sponsorship of the ongoing open-label extension clinical trial to Novartis. Novartis will be responsible for all other development of licensed compounds and licensed products and the manufacture and commercialization of licensed compounds and licensed products worldwide. Under the Novartis Agreement, and upon the closing of the transaction contemplated by the Novartis Agreement in January 2025, we received an upfront payment of $1.0 billion on the effective date and are eligible receive up to $1.9 billion in development, regulatory and sales milestones, a 40% share of U.S. profits and losses, and tiered double-digit royalties on ex-U.S. sales.

Cash flows

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $1.89 billion.

The following table provides information regarding our cash flows and our capital expenditures for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Cash (used in) provided by:
Operating activities	(59,042)	870,103
Investing activities	(93,736)	(184,360)
Financing activities	6,403	9,410

Net cash used in operating activities was $59.0 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $870.1 million for the three months ended March 31, 2025. The net cash used in operating activities for the three months ended March 31, 2026, primarily relates to supporting clinical development and commercial activities. The net cash provided by operating activities for the three months ended March 31, 2025, was primarily related to the upfront payment of $1.0 billion in cash received upon the closing of the Novartis Agreement in January 2025, partially offset by spend supporting clinical development and commercial activities.

Net cash used in investing activities was $93.7 million for the three months ended March 31, 2026, compared to $184.4 million for the three months ended March 31, 2025. Cash used in investing activities for the three months ended March 31, 2026 and 2025, was primarily related to the purchases of marketable securities and purchases of fixed assets, partially offset by sales of marketable securities.

Net cash provided by financing activities was $6.4 million for the three months ended March 31, 2026, compared to $9.4 million for the three months ended March 31, 2025. Cash provided by financing activities for the three months ended March 31, 2026, was primarily attributable to cash received from the exercise of options. Cash provided by financing activities for the three months ended March 31, 2025, was primarily attributable to cash received from the exercise of options, partially offset by payments on contingent consideration obligation.

Funding requirements

We anticipate that we will continue to incur significant expenses in connection with our commercialization efforts in the United States, the EEA, Latin America, Japan and other territories, including expenses related to our commercial infrastructure and corresponding sales and marketing, legal and regulatory, and distribution and manufacturing undertakings as well as administrative and employee-based expenses. In addition to the foregoing, we expect to continue to incur significant costs in connection with ongoing, planned and potential future clinical trials and studies for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications. These efforts may significantly impact the timing and extent of our commercialization and manufacturing expenses. We met with the FDA in the fourth quarter of 2025 to discuss the vatiquinone development program, at which time the FDA suggested an additional study be conducted to support NDA resubmission. In April 2026, we again met with FDA to discuss the design of a new trial to provide additional data to support NDA resubmission. Based on the meeting discussion and written feedback, we plan to initiate an open label study using matched natural history control in the third quarter of 2026.

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

We believe that our cash flows from product sales and milestone payments from Novartis, together with existing cash and cash equivalents, and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	our ability to commercialize and market our products and product candidates that may receive marketing authorization;
●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms, on a timely basis, with third-party payors for our products and product candidates;
●	our plans for vatiquinone including with respect to the expected timing of clinical trials and studies, availability of data, regulatory submissions and responses, meetings with regulatory agencies, and other matters;
●	our ability to successfully complete all post-marketing requirements imposed by regulatory agencies with respect to our products;
●	the progress and results of activities for our splicing and inflammation and ferroptosis programs as well as studies in our products for maintaining authorizations, label extensions and additional indications;
●	the scope, costs and timing of our commercialization activities, including product sales, marketing, legal, regulatory, distribution and manufacturing, for any of our products and for any of our other product candidates that may receive marketing authorization;
●	the costs, timing and outcome of regulatory review of our splicing and inflammation and ferroptosis programs and Sephience, Translarna and Upstaza/Kebilidi in other territories;

●	our ability to satisfy our obligations under the indenture governing the 2026 Convertible Notes;
●	the timing and scope of any potential future growth in our employee base;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including those in our splicing and inflammation and ferroptosis programs;
●	revenue received from commercial sales of our products or any of our product candidates;
●	our ability to obtain additional and maintain existing reimbursed named patient and cohort EAP programs for Translarna for the treatment of nmDMD on adequate terms, or at all;
●	the ability and willingness of patients and healthcare professionals to access Translarna through alternative means if pricing and reimbursement negotiations in the applicable territory do not have a positive outcome;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the extent to which we acquire or invest in other businesses, products, product candidates, and technologies, including the success of any acquisition, in-licensing or other strategic transaction we may pursue, and the costs of subsequent development requirements and commercialization efforts, including with respect to our acquisitions of Emflaza, Agilis, our inflammation and ferroptosis platform and Censa and our licensing of Tegsedi and Waylivra;
●	our ability to establish and maintain collaborations, including our collaborations with Roche and the SMA Foundation, and our ability to obtain research funding and achieve milestones under these agreements.
●	the progress and results of activities for our votoplam program, including our right to receive any development, regulatory and sales milestones, profit sharing and royalty payments from Novartis; and
●	unexpected decreases in revenue or increase in expenses resulting from geopolitical events, global economic developments and public health pandemics or epidemics.

With respect to our outstanding 2026 Convertible Notes, cash interest payments are payable on a semi-annual basis in arrears, which will require remaining funding of $2.2 million through maturity.

We also have certain significant contractual obligations and commercial commitments that require funding and we have disclosed these items under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funding Obligations” in our 2025 Annual Report. There were no material changes to these obligations and commitments during the period ended March 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended March 31, 2026, there were no material changes in our market risk or how our market risk is managed, compared to those disclosed under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2025, risk factors relating to our business, our industry, our structure and our common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning us.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Eric Pauwels (Chief Business Officer)	Adoption (February 25, 2026)	Rule 10b5-1 trading arrangement	Sale	Until December 31, 2026, or until such earlier date upon which all transactions are completed	Up to 21,277 shares
Glenn D. Steele Jr. (Director)	Adoption (March 9, 2026)	Rule 10b5-1 trading arrangement	Sale	Until October 1, 2026 or until such earlier date upon which all transactions are completed	Up to 12,000 shares
Stephanie Okey (Director)	Termination (March 17, 2026)	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Christine Utter (Chief Accounting Officer and Head of People Services)	Adoption (March 17, 2026)	Rule 10b5-1 trading arrangement	Sale	Until March 31, 2027, or until such earlier date upon which all transactions are completed	Up to 19,686

(1)	This trading arrangement related to 35,500 shares of Company common stock and had a scheduled expiration date of March 31, 2026, or such earlier date upon which all transactions were completed.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*     Submitted electronically herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PTC THERAPEUTICS, INC.

Date: May 7, 2026	By:	/s/ Pierre Gravier
Pierre Gravier
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)